Form 10-Q
period 2017-09-30
Agape ATP Corp
filed 2017-11-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-220144

AGAPE ATP CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	36-4838886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 17, 17-1, 17-2, 17-3, Wisma Laxton, Jalan Desa, Taman Desa,

Off Jalan Klang Lama, 58100 Kuala Lumpur, Malaysia.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (60) 192230099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common Stock, $.0001 par value	371,350,000

2

PART I FINANCIAL INFORMATION

Item 1. Unaudited condensed consolidated financial statements:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2017	As of June 30, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,157,723	$2,312,748
Account receivables	490,466	-
Total Current Assets	2,648,189	2,312,748

TOTAL ASSETS	$2,648,189	$2,312,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	387,052	-
Other payables and accrued liabilities	-	8,000
Income tax provision	7,152	-
Amount due to a director	3,946	100
Total Current Liabilities	398,150	8,100

TOTAL LIABILITIES	$390,998	$8,100

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 371,350,000 issued and outstanding as of September 30, 2017 and June 30, 2017	37,135	37,135
Additional paid in capital	2,367,875	2,367,875
Accumulated incomes/(losses)	(154,971)	(100,362)
TOTAL STOCKHOLDERS’ EQUITY	$2,250,039	$2,304,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,648,189	$2,312,748

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the three months ended September 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2017	2016
REVENUE	$490,126	$-

COST OF SALES	(444,238)	-

GROSS PROFIT	45,888	-

OTHER OPERATING INCOME	5	-
	45,893	-

OPERATING EXPENSES
Bank charges	$(2,092)	$-
GST paid	(495)	-
Printing	(250)	-
Professional fee	(90,000)	-
Trademark application	(513)	-
Total operating expenses	$(93,350)	$-

LOSS BEFORE INCOME TAX	$(47,457)	$-

INCOME TAX PROVISION	$(7,152)	$-

NET LOSS	$(54,609)	$-

Net loss per share, basic and diluted:	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	371,350,000	100,000

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,609)	$-
Changes in operating assets and liabilities:
Accounts receivables	$(490,466)	$-
Accounts payables	$387,052	$-
Other payables and accrued liabilities	$(8,000)	$-
Income tax provision	$7,152	$-
Amount due to a director	$3,846	$-

Net cash (used in) operating activities	$(155,025)	$-

Net decrease in cash and cash equivalents	(155,025)	-
Cash and cash equivalents, beginning of period	2,312,748	10
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,157,723	$10

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Agape ATP Corporation was incorporated on June 1, 2016 under the laws of the state of Nevada.

The Company, through its subsidiaries, mainly engages in providing health and wellness products and health solution advisory services.

	Company name	Place and date of incorporation	Principal activities

1.	Agape ATP Corporation	Labuan, March 6, 2017	Investment holding

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	Health and wellness products and health solution advisory services.

We are a development-stage company with a fiscal year end of June 30. At this moment, we operate exclusively through our wholly owned subsidiaries Agape ATP Corporation and Agape ATP International Holding Limited, and share the same business plan of our subsidiaries which is to provide health and wellness products and health solution advisory services.

Agape ATP Corporation and its subsidiaries are hereinafter referred to as the “Company”.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Agape ATP Corporation and its subsidiaries for the three months ended September 30, 2017 and 2016 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Agape ATP Corporation and its wholly owned subsidiaries, Agape ATP Corporation and Agape ATP International Holding Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted June 30 as its fiscal year end.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from supplies of healthy food products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the three months ended September 30, 2017.

Cost of revenue

Cost of revenue includes the purchase cost of manufactured goods for sale to customers. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan and Hong Kong maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended
	September 30
	2017	2016

Period-end RM : US$1 exchange rate	4.22	4.12
Period-average RM : US$1 exchange rate	4.26	4.29

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivables, amount due to a director, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

On June 1, 2016, the founder of the Company, Mr. How Kok Choong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share for the Company’s initial working capital.

On April 10, 2017, the Company issued 245,000,000 and 70,000,000 shares of restricted common stock to How Kok Choong and HKC Holdings Sdn Bhd respectively, each with a par value of $0.0001 per share, for total additional working capital of $31,500.

On April 13, 2017, the Company issued 17,500,000 shares of restricted common stock to Greenpro Asia Strategic Fund SPC, with a par value of $0.0001 per share, for additional working capital of $1,750.

On April 14, 2017, the Company issued 17,500,000 shares of restricted common stock to Greenpro Venture Capital Limited, with a par value of $0.0001 per share, for additional working capital of $1,750.

On May 3, 2017, the Company sold shares to 2 shareholders, of whom reside in Malaysia. A total of 1,400,000 shares of restricted common stock were sold at a price of $0.05 per share. The total proceeds to the Company amounted to a total of $70,000.

In between May 8, 2017 and May 25, 2017, the Company sold shares to 67 shareholders, of whom reside in Malaysia. A total of 17,400,000 shares of restricted common stock were sold at a price of $0.1 per share. The total proceeds to the Company amounted to a total of $1,740,000.

In between June 6, 2017 and June 23, 2017, the Company sold shares to 19 shareholders, of whom reside in Malaysia. A total of 2,100,000 shares of restricted common stock were sold at a price of $0.2 per share. The total proceeds to the Company amounted to a total of $420,000.

On June 26, 2017, the Company sold shares to 7 shareholders of whom reside in Malaysia. A total of 350,000 shares of restricted common stock were sold at a price of $0.4 per share. The total proceeds to the Company amounted to a total of $140,000.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INCOME TAXES

For the three months ended September 30 2017 and 2016, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three Months Ended September 30
	2017	2016

Tax jurisdictions from:
- Local	$(90,745)	$-
- Foreign, representing
Labuan, Malaysia	(58)	-
Hong Kong	43,346	-

(Loss) before income tax	$(47,457)	$-

The provision for income taxes consisted of the following:

	Three Months Ended September 30
	2017	2016
Current:
- Local	$-	$-
- Foreign	7,152	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$7,152	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2017, the operations in the United States of America incurred $190,945 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $66,831 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM20,000.

Hong Kong

Agape ATP International Holding Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2017 and June 30, 2017:

	As of September 30, 2017	As of June 30, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$(66,831)	$-
- Hong Kong	-	-
	$(66,831)	$-
Less: valuation allowance
Deferred tax assets	$-	$-

5. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2017 and June 30, 2017:

	As of September 30, 2017	As of June 30, 2017
Accrued Audit Fees	$-	$8,000
Total other payables and accrued liabilities	$-	$8,000

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

As of September 30, 2017, the Company has no commitments or contingencies involved.

7. AMOUNT DUE TO A DIRECTOR

As of September 30, 2017 and June 30, 2017, a director of the Company advanced $3,946 and $100, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

8. RELATED PARTY TRANSACTIONS

	Three months ended September 30, 2017	Three months ended September 30, 2016
Revenue:
- Related Party A	$490,126	$-

Professional Fee:
- Related Party B	$90,000	$-

Trademark Application Fee:
- Related Party B	$513	$-

The director of related party A is the CEO and the Director of the Company.

Related party B is a 4.7% shareholder of the Company.

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$490,126	-	100%	-	$490,466	-
	$490,126	-	100%	-	$490,466	-

(b) Major vendors

For three months ended September 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$444,238	-	100%	-	$387,052	-
	$444,238	-	100%	-	$387,052	-

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 13, 2017, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended September 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.2, dated October 26, 2017, for the year ended June 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.2, dated October 26, 2017, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Agape ATP Corporation., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2016. Agape ATP Corporation is a company that operates through its wholly owned subsidiary, Agape ATP Corporation, a company organized in Labuan, Malaysia. Our wholly owned subsidiary, Agape ATP Corporation owns 100% of Agape ATP International Holding Limited, the operating Hong Kong company.

Agape ATP Corporation is a company which plans to develop and provide health solution advisory services to our future clients. We will, at least initially, primarily focus our efforts on attracting customers in Malaysia. Our advisory services will center around the “ATP Zeta Health Program”, which is a health program designed to assist in the elimination of various diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition, and advice from skilled dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Trisophate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. Our program emphasizes nutrient absorption through the membrane ion channel to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

Results of Operation

For Three Months Ended September 30, 2017 and September 30, 2016.

Revenues

For three months ended September 30, 2017, we realized revenue in the amount of $490,126, which came from the sale of our healthy food products. Our gross profits for the three months ended September 30, 2017 were $45,888, which is greater than $Nil for three months ended September 30, 2016. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2017. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

3

Net Loss

Our net loss for three months ended September 30, 2017 were $54,609, while for three months ended September 30, 2016 were $Nil. We attribute the net loss due to higher operating expenses incurred on professional fee.

Liquidity and Capital Resources

For the three months ended September 30, 2017, we had working capital surplus of $2,250,039 consisting of cash on hand of $2,157,723 as compared to working capital surplus of $2,304,648 and cash on hand of $2,312,748 as of June 30, 2017. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Used In Operating Activities

For the three months ended September 30, 2017, net cash used in operating activities was $155,025. The operating cash flow performance primarily reflects the increase of accounts receivables of the Company.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2017.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

6

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 13, 2017
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

8