Form 10-Q
period 2017-12-31
Agape ATP Corp
filed 2018-02-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2018
Common Stock, $.0001 par value	371,784,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	December 31, 2017	June 30, 2017
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,858,159	$2,312,748
Account receivables	489,838	-
Deposits	360,506	-
Total Current Assets	2,708,503	2,312,748

TOTAL ASSETS	$2,708,503	$2,312,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	131,161	-
Other payables and accrued liabilities	2,000	8,000
Income tax provision	7,187	-
Amount due to a director	3,941	100
Total Current Liabilities	144,289	8,100

TOTAL LIABILITIES	$144,289	$8,100

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 371,784,500 and 371,350,000 issued and outstanding as of December 31, 2017 and June 30, 2017	37,178	37,135
Additional paid in capital	2,802,332	2,367,875
Accumulated losses	(279,040)	(100,362)
Other Comprehensive Income	3,744	-
TOTAL STOCKHOLDERS’ EQUITY	$2,564,214	$2,304,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,708,503	$2,312,748

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

For the three and six months ended December 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
REVENUE	$-	$-	$489,499	$-

COST OF REVENUE	-	-	(443,670)	-

GROSS PROFIT	-	-	45,829	-

OTHER INCOME	441	-	445	-

SELLING AND DISTRIBUTION EXPENSES	-	-	-	-

ADMINISTRATIVE EXPENSES	(4,419)	-	(7,254)	-

OTHER OPERATING EXPENSES	(120,000)	-	(210,512)	-

LOSS BEFORE INCOME TAX	(123,978)	-	(171,492)	-

TAXES PROVISION	-	-	(7,187)	-

NET LOSS	$(123,978)	$-	$(178,678)	$-
Other comprehensive income:
- Foreign currency translation adjustment	4,129	-	3,744	-

Total Comprehensive Loss	(119,849)	-	(174,934)	-

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	371,476,826	100,000	371,413,413	100,000

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,492)	$-
Changes in operating assets and liabilities:
Accounts receivables	(489,838)	-
Accounts payables	131,161	-
Other payables and accrued liabilities	(6,000)	-
Income tax provision	7,187
Amount due to a director	3,941	-
Deposit	(360,506)	-

Net cash used in operating activities	(892,834)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	434,500	-

Net cash provided by financing activities	434,500	-

Effect of exchange rate changes on cash and cash equivalents	3,744	-

Net decrease in cash and cash equivalents	(454,588)	-

Cash and cash equivalents, beginning of period	2,312,748	10
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,858,159	$10

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Agape ATP Corporation and its subsidiaries for the six months ended December 31, 2017 and 2016 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Agape ATP Corporation and its wholly owned subsidiaries, Agape ATP Corporation and Agape ATP International Holding Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted June 30 as its fiscal year end.

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

Revenue from supplies of healthy food products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the six months ended December 31, 2017.

Cost of revenue

Cost of revenue includes the purchase cost of manufactured goods for sale to customers. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”). In addition, the Company’s subsidiaries in Hong Kong maintain its books and record in its local currency, Hong Kong Dollars (“HKD$”) and Ringgits Malaysia (“RM”) is the functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the six months ended
	December 31
	2017	2016

Period-end RM : US$1 exchange rate	4.06	4.48
Period-average RM : US$1 exchange rate	4.21	4.19
Period-end HKD$ : US$1 exchange rate	7.81	7.75
Period-average HKD$ : US$1 exchange rate	7.81	7.75

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

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

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of December 31, 2017, there are 371,784,500 shares with par value of $0.0001 each of common stock issued and outstanding. There was an increase of 434,500 shares with par value of $0.0001 each of common stock issued and outstanding from initial public offering, when compared to the shares of common stock issued and outstanding as of June 30, 2017.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2017.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INCOME TAXES

For the six months ended December 31 2017 and 2016, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six Months Ended December 31
	2017	2016

Tax jurisdictions from:
- Local	$(212,918)	$
- Foreign, representing
Labuan, Malaysia	(130)		-
Hong Kong	43,556		-

Loss before income tax	$(169,492)		$-

The provision for income taxes consisted of the following:

	Six Months Ended December 31
	2017	2016
Current:
- Local	$-	$-
- Foreign	7,187	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$7,187	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2017, the operations in the United States of America incurred $313,118 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $109,591 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM20,000.

Hong Kong

Agape ATP International Holding Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and June 30, 2017:

	As of December 31, 2017	As of June 30, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$(109,591)	$(66,831)
- Hong Kong	-	-
	$(109,591)	$(66,831)
Less: valuation allowance
Deferred tax assets	$-	$-

5. DEPOSITS

Deposits consisted of the following at December 31, 2017 and June 30, 2017:

	As of December 31, 2017	As of June 30, 2017
Deposits	$360,506	$-
Total deposits	$360,506	$-

As of December 31, 2017, Agape ATP International Holdings Ltd, a wholly-owned subsidiary of the Company has paid $360,506 as deposit to acquire 20% equity interest in Newsmakers Production Sdn. Bhd. The completion of the Share Sale Purchase Agreement (“SSPA”) is subject to the fulfillment of the conditions precedent contained in the SSPA.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at December 31, 2017 and June 30, 2017:

	As of December 31, 2017	As of June 30, 2017
Accrued Audit Fees	$2,000	$8,000
Total payables and accrued liabilities	$2,000	$8,000

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

As of December 31, 2017, the Company has no commitments or contingencies involved.

8. AMOUNT DUE TO A DIRECTOR

As of December 31, 2017 and June 30, 2017, a director of the Company advanced $3,941 and $100, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

9. RELATED PARTY TRANSACTIONS

	Six months ended December 31, 2017	Six months ended December 31, 2016
Revenue:
- Related Party A	$489,499	$-

Professional Fee:
- Related Party B	$210,000	$-

Trademark Application Fee:
- Related Party B	$512	$-

The director of related party A is the CEO and the Director of the Company.

Related party B is a 4.7% shareholder of the Company.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended December 31, 2017 and 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For three months ended December 31
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	-	-%	-	$489,499	-
	$-	-	-%	-	$489,499	-

For six months ended December 31, 2017 and 2016, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For six months ended December 31
	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$489,499	-	100%	-	$489,499	-
	$489,499	-	100%	-	$489,499	-

(b) Major vendors

For three months ended December 31, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended December 31
	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$-	-	-%	-	$131,161	-
	$-	-	-%	-	$131,161	-

For six months ended December 31, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended December 31
	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$443,670	-	100%	-	$131,161	-
	$443,670	-	100%	-	$131,161	-

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 13, 2018, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the six months ended December 31, 2017

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

Results of Operation

For the three months ended December 31, 2017 and 2016

Revenues

For three months ended December 31, 2017 and 2016, the Company has generated no revenue.

Net Loss

Our net loss for three months ended December 31, 2017 were $123,978, while for three months ended December 31, 2016 were $Nil. We attribute the net loss due to higher operating expenses incurred on professional fee.

For the six months ended December 31, 2017 and 2016

Revenues

For six months ended December 31, 2017, we realized revenue in the amount of $489,499, which is greater than $Nil for six months ended December 31, 2016. The revenue is derived from the sale of our healthy food products. Our gross profits for the six months ended December 31, 2017 were $45,829, which is greater than $Nil for six months ended December 31, 2016. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2017. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

3

Net Loss

Our net loss for six months ended December 31, 2017 were $171,492, while for six months ended December 31, 2016 were $Nil. We attribute the net loss due to higher operating expenses incurred on professional fee.

Liquidity and Capital Resources

For the six months ended December 31, 2017, we had working capital surplus of $2,566,214 consisting of cash on hand of $1,858,159 as compared to working capital surplus of $2,304,648 and cash on hand of $2,312,748 as of June 30, 2017. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Used In Operating Activities

For the six months ended December 31, 2017, net cash used in operating activities was $892,834. The operating cash flow performance primarily reflects the increase of accounts receivables and deposits paid of the Company.

Cash Provided In Financing Activities

For the six months ended December 31, 2017, net cash provided by financing activities was $434,500, reflecting the proceeds from issuance of common stock.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2017.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

6

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: February 13, 2018
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

8