Form 10-Q
period 2018-03-31
Agape ATP Corp
filed 2018-05-15
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Common Stock, $.0001 par value	374,275,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and June 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2018	June 30, 2017
	Unaudited	Audited
ASSETS
NON CURRENT ASSETS
Investment in investee company	$867,772	$-
Total Non Current Assets	867,772	-

CURRENT ASSETS
Cash and cash equivalents	$4,114,063	$2,312,748
Account receivables	52,414	-
Prepayment	5,833	-
Total Current Assets	4,172,310	2,312,748

TOTAL ASSETS	$5,040,082	$2,312,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	2,000	8,000
Income tax provision	5,682	-
Amount due to a director	3,927	100
Total Current Liabilities	11,609	8,100

TOTAL LIABILITIES	$11,609	$8,100

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 374,275,500 and 371,350,000 issued and outstanding as of March 31, 2018 and June 30, 2017	37,428	37,135
Additional paid in capital	5,293,082	2,367,875
Accumulated losses	(302,377)	(100,362)
Other Comprehensive Income	340	-
TOTAL STOCKHOLDERS’ EQUITY	$5,028,473	$2,304,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,040,082	$2,312,748

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

For the three and nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
REVENUE	$-	$-	$487,626	$-

COST OF REVENUE	-	-	(441,972)	-

GROSS PROFIT	-	-	45,654	-

OTHER INCOME	8	-	1,718	-

SELLING AND DISTRIBUTION EXPENSES	-	-	-	-

ADMINISTRATIVE EXPENSES	(23,981)	-	(32,492)	-

OTHER OPERATING EXPENSES	(4,883)	-	(215,393)	-

LOSS BEFORE INCOME TAX	(28,856)	-	(200,513)	-

SHARE OF RESULT OF INVESTEE COMPANY	4,180	-	4,180	-
	(24,676)		(196,333)
TAXES PROVISION	-	-	(5,682)	-

NET PROFIT/(LOSS)	$(24,676)	$-	$(202,015)	$-
Other comprehensive income:
- Foreign currency translation adjustment	494	-	340	-

Total Comprehensive Profit/(Loss)	(24,182)	-	(201,675)	-

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	374,061,644	100,000	372,298,801	100,000

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,333)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Share of result of investee company	(4,180)	-
Changes in operating assets and liabilities:
Accounts receivables	(52,414)	-
Other payables and accrued liabilities	(6,000)
Amount due to a director	3,827	-
Prepayment	(5,833)	-

Net cash used in operating activities	(260,933)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	2,925,500	-

Net cash provided by financing activities	2,925,500	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in investee company	(863,592)	-

Net cash used in investing activities	(863,592)	-

Effect of exchange rate changes on cash and cash equivalents	340	-

Net increase in cash and cash equivalents	1,801,315	-

Cash and cash equivalents, beginning of period	2,312,748	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,114,063	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Agape ATP Corporation and its subsidiaries for the nine months ended March 31, 2018 and 2017 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Agape ATP Corporation and its wholly owned subsidiaries, Agape ATP Corporation and Agape ATP International Holding Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted June 30 as its fiscal year end.

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

Revenue from supplies of healthy food products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the six months ended March 31, 2018.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

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

Investment in Investee Company

Investee Company that is not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s consolidated balance sheets and statements of operations and comprehensive income; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in loss of Investee Company” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals or exceeds the amount of its share of losses not previously recognized.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

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

Translation of amounts from RM into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the nine months ended
	March 31
	2018	2017

Period-end RM : US$1 exchange rate	3.86	4.43
Period-average RM : US$1 exchange rate	3.92	4.44
Period-end HKD$ : US$1 exchange rate	7.84	7.77
Period-average HKD$ : US$1 exchange rate	7.82	7.75

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of March 31, 2018, there are 374,275,500 shares with par value of $0.0001 each of common stock issued and outstanding. There was an increase of 2,925,500 shares with par value of $0.0001 each of common stock issued and outstanding from initial public offering, when compared to the shares of common stock issued and outstanding as of June 30, 2017.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2018.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INCOME TAXES

For the nine months ended March 31, 2018 and 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine Months Ended March 31
	2018	2017

Tax jurisdictions from:
- Local	$(234,166)	$
- Foreign, representing
Labuan, Malaysia	(783)		-
Hong Kong	34,436		-

Loss before income tax	$(200,513)		$-

The provision for income taxes consisted of the following:

	Nine Months Ended March 31
	2018	2017
Current:
- Local	$-	$-
- Foreign	5,682	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$5,682	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2018, the operations in the United States of America incurred $334,366 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance of $70,217 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of March 31, 2018, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM20,000.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Hong Kong

Agape ATP International Holding Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018	As of June 30, 2017
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carryforwards
- United States of America	$(70,217)	$(15,792)
- Hong Kong	-	-
	$(70,217)	$(15,792)
Less: valuation allowance	70,217	15,792
Deferred tax assets	$-	$-

5. PREPAYMENT

Prepayment consisted of the following at March 31, 2018 and June 30, 2017:

	As of March 31, 2018	As of June 30, 2017
Prepayment	$5,833	$-
Total prepayment	$5,833	$-

As of March 31, 2018, Agape ATP Corporation (US) has prepaid filing fee amount to US$ 2,625 and Agape ATP Corporation (Labuan) has prepaid company secretary amount to US$ 3,208.

6. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at March 31, 2018 and June 30, 2017:

	As of March 31, 2018	As of June 30, 2017
Accrued audit fees	$2,000	$8,000
Total payables and accrued liabilities	$2,000	$8,000

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the Company has no commitments or contingencies involved.

8. AMOUNT DUE TO A DIRECTOR

As of March 31, 2018 and June 30, 2017, a director of the Company advanced $3,827 and $100, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

9. RELATED PARTY TRANSACTIONS

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Revenue:
- Related Party A	$487,626	$-

Professional Fee:
- Related Party B	$214,883	$-

Company Secretary Fee:
- Related Party B	$292	$-

Trademark Application Fee:
- Related Party B	$510	$-

The director of related party A is the CEO and the Director of the Company.

Related party B is a 4.7% shareholder of the Company.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For three months ended March, 31				March, 31	June, 30
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$-	-	-%	-	$52,414	-
	$-	-	-%	-	$52,414	-

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the nine months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

For nine months ended March 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For nine months ended March 31				March 31,	June 30,
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$487,626	-	100%	-	$52,414	-
	$487,626	-	100%	-	$52,414	-

(b) Major vendors

For three months ended March 31, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended March 31				March 31,	June 30,
	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$-	-	-%	-	$-	-
	$-	-	-%	-	$-	-

For nine months ended March 31, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For nine months ended March 31				March 31,	June 30,
	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade

Vendor A	$441,972	-	100%	-	$-	-
	$441,972	-	100%	-	$-	-

11. INVESTMENT IN INVESTEE COMPANY

The Company invested in Unreserved Sdn Bhd with investment amount of $863,592 (MYR3,500,000), approximated 20% of equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. The investment is stated at cost plus profit share in the investee company as at March 31, 2018. Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr Lim Hun Soon @ David Lim, Ms Aniza Helina Akmi Karim, and Mr How Kok Choong are the directors of Unreserved Sdn Bhd. Mr How Kok Choong is the common director of Unreserved Sdn Bhd and the Company.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 11, 2018, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

Company Overview

Agape ATP Corporation., a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2016. Agape ATP Corporation is a company that operates through its wholly owned subsidiary, Agape ATP Corporation, a company incorporated in Labuan, Malaysia. Our wholly owned subsidiary, Agape ATP Corporation owns 100% of Agape ATP International Holding Limited, the operating Hong Kong company.

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

Results of Operation

For the three months ended March 31, 2018 and 2017

Revenues

For three months ended March 31, 2018 and 2017, the Company has generated no revenue.

Net Loss

Our net loss for three months ended March 31, 2018 were $28,856, while for three months ended March 31, 2017 were $Nil.

For the nine months ended March 31, 2018 and 2017

Revenues

For nine months ended March 31, 2018, we realized revenue in the amount of $487,626, which is greater than $Nil for nine months ended March 31, 2017. The revenue is derived from the sale of our healthy food products. Our gross profits for the nine months ended March 31, 2018 were $45,654, which is greater than $Nil for nine months ended March 31, 2017. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of new products in 2017. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

3

Net Loss

Our net loss for nine months ended March 31, 2018 were $196,333, while for nine months ended March 31, 2017 were $Nil. We attribute the net loss due to higher operating expenses incurred on professional fee and the equity loss in investee company

Liquidity and Capital Resources

For the nine months ended March 31, 2018, we had working capital surplus of $4,160,701 consisting of cash on hand of $4,114,063 as compared to working capital surplus of $2,304,648 and cash on hand of $2,312,748 as of June 30, 2017. We have positive operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Cash Used In Operating Activities

For the nine months ended March 31, 2018, net cash used in operating activities was $260,933. The operating cash flow performance primarily reflects the deposits paid of the Company.

Cash Provided In Financing Activities

For the nine months ended March 31, 2018, net cash provided by financing activities was $2,925,500, reflecting the proceeds from issuance of common stock.

Cash Provided In Investing Activities

For the nine months ended March 31, 2018, net cash used by investing activities was $893,592. The investing cash flow is reflecting the investment in investee company.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2018.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2018
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

8