Form 10-Q/A
period 2018-03-31
Agape ATP Corp
filed 2018-06-19
CIK 1713210

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2018
Common Stock, $.0001 par value	376,275,500

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Agape ATP Corporation. for the quarter ended March 31, 2018, originally filed with the Securities and Exchange Commission on May 14, 2018 (the “Original Filing”). We are filing this Amendment solely to correct a clerical error on the facing page of the Original Filing which stated that we had 374,275,500 shares of Common Stock outstanding as of May 11, 2018. The correct number of shares of Common Stock outstanding as of May 11, 2018 is 376,275,500 shares, as reflected on the facing page of this Amendment.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: June 19, 2018
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

4