Form 10-K
period 2018-06-30
Agape ATP Corp
filed 2018-09-27
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2018

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

1705 – 1708, Level 17, Tower 2, Faber Towers, Jalan Desa Bahagia,

Taman Desa, 58100 Kuala Lumpur, Malaysia.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(60) 192230099

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2018
Common Stock, $.0001 par value	376,275,500

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Agape” are references to Agape ATP Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

Agape ATP Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2016.

Agape ATP Corporation operates through its wholly owned subsidiary, Agape ATP Corporation, a Company organized in Labuan, Malaysia.

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited, a company incorporated in Hong Kong.

The Company and its subsidiaries are engaged in providing services in the Health and Wellness Industry. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplement to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system in our body.

The Company, through its subsidiaries, mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Agape ATP Corporation	Labuan, March 6, 2017	1 share of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1 share of ordinary share of HK$1 each	Health and wellness products and health solution advisory services	100%

	Associate company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Unreserved Sdn Bhd	Malaysia, August 25, 2008	500,000 shares of ordinary share of RM7 each	Magazines publication and advertising	20%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

Business Overview

Agape ATP Corporation is a company which plans to develop and provide health solution advisory services to our future clients. We will, at least initially, primarily focus our efforts on attracting customers in Malaysia. Our advisory services will center on the “ATP Zeta Health Program”, which is a health program designed to assist in the elimination of various diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. Our program emphasizes nutrient absorption through the membrane ion channel to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation, nor do we have any agreements or arrangements with the third-party manufacturers of these products. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. We will also evaluate adding additional products to the ATP Zeta Super Health Program as operations continue, but we have no plans to do so at present. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron, YFA-Young Formula, Mitogize and ORYC-Organic Youth Care Cleansing Bar.

We plan to acquire products from third party manufacturers located in Australia, the United States, Germany and Malaysia. We do not have any existing contracts or agreements with any third party manufacturers. All products are acquired from unrelated third parties and rebranded by the Company. The Company plans to market and sell all products in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in Malaysia. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations. Our health solution advisory services are mainly based on combining these ten products in order to eliminate the clients’ diseases. The combination of these ten products may vary based upon the disease(s) of each client.

Our salespeople, who we have yet to hire, will meet with prospective clients at their homes, public locations, or at office space which has not yet been obtained. Our salespeople will evaluate the condition of clients and based upon their health issues, will recommend a combination of the ten products that comprise the ATP Zeta Super Health Program. Agape ATP Corporation will purchase the products that make up the ATP Zeta Super Health Program from their manufacturers and will then directly sell these products to our future clients based upon their health conditions. Exact pricing for these advisory services have not been determined at this point in time, but will be based upon the cost of acquiring inventory. At present, we do not have storage space for any acquired inventory.

Our Products

ATP1s Survivor Select

ATP1s Survivor Select supplies various nutrients and energy to human body in order to enhance physical and mental health, and helps the body to build up resistance to diseases.

It Helps To:

●	Stimulate instant bio-energy production at cellular level to ensure sufficient supply of bio energy for body cell
●	Promote better metabolism at cellular level
●	Promote healthy and optimal growth of bone system, teeth structure and muscle tissue of children
●	Improve the digestion and nutrient absorption powers of body cell
●	Promote cell detoxification and repair capabilities in order to enhance cell self-healing ability

ATP2 Energized Mineral Concentrate

The ATP2 is a nutritional supplement made from the finest plant substances and also is a proprietary formulation of a super-energized colloidal concentrate developed from a dibase solution. Its formula supports and enhances nutritional biochemical activities.

It Helps To:

●	Provide a series of enzymes to break down the toxins and by-products
●	Promote better detoxification at cellular level and improve blood circulation
●	Enhance energy production to reduce tiredness and keep the body energetic
●	Create high oxygen environment to prevent growth of harmful bacteria and minimize inflammatory of infection diseases
●	Neutralize excessive free radical in body to protect body cell from oxidation damages

ATP3 Ionized Cal-Mag

ATP3 Ionized Cal-Mag is a specialized calcium supplement that is designed to become totally ionic before entering the body. It is the world first balance formulation which can be absorbed completely through human intestine wall.

It Helps to:

●	Strengthen the bone system and promote better bone development
●	Strengthen the teeth structure and prevent teeth damages
●	Provide abundant of ionic trace minerals to prevent chronic diseases through better blood circulation and acid-base regulation
●	Promote better relaxing of centre nerves system and enhance sleep quality
●	Promote better relaxing of muscle to prevent muscle sore and cramps

ATP4 Omega Blend

ATP4 Omega Blend is polyunsaturated fatty acid that is fully extracted from plant. It is mainly complete series of Omega 3, Omega 6 and Omega 9 and contains high active bio-energy.

It Helps To:

●	Regulate cholesterol and triglycerides levels to promote better blood circulation
●	Eliminate inflammatory and promote better cell repairing through Omega 3
●	Regulate hormone production and regulation in body through Omega 3 and Omega 6
●	Promote healthy growth of brain cell through essential fatty acids such as DHA to increase the memory and concentration powers

ATP5 BetaMaxx

ATP5 BetaMaxx is derived from the cell wall of baker’s yeast and is a medical breakthrough in history. It is a 100% natural immune enhancer and does not cause any allergy reactions.

It Helps To:

●	Strengthen the function of immune cells to build up better immune response of body for external and internal protections
●	Promote better cell repairing and prevent inflammatory in wound healing through Beta-1,3 glucan
●	Enhance the function of immune cell to protect body cell from radiation damages through Beta-1,3 glucan
●	Prevent faster absorption of sugar into bloodstream to normalize blood sugar level

AGN-Vege Fruit Fiber

AGN-Vege Fruit Fiber is the special nutrition-based formula for intestines and stomach. It consists of four most essential components for gastrointestinal health effects such as fiber, friendly bacteria, fructooligosaccharides (FOS) and enzymes.

It Helps To:

●	Promote better bowel movement and prevent constipation
●	Remove accumulated toxins to prevent skin diseases and promote healthy skin
●	Prevent rapid absorption of sugar into bloodstream and normalize the blood sugar level
●	Prevent over absorption of fat and bad cholesterol into body to prevent cardiovascular diseases
●	Reduce food intake to achieve an ideal weight management
●	Prevent ulcer and tumor or cancer formation

AGP1-Iron

AGP1-Iron is the purest and most advanced Colloidal Iron that is sourced from the remains of an ancient rainforest which contains the most active plant-based element from the nature.

It Helps To:

●	Promote better haemoglobin production to improve iron deficiency and anaemia
●	Improve blood circulation and prevent some oxygen deficiency symptoms through enhancement of oxygen and nutrient circulation and toxins excretion
●	Promote haemoglobin production after bleeding especially after menstrual and accidental bleedings

YFA-Young Formula

YFA-Young Formula is a 100% natural unique formula which combined with the amino acid, vitamins and minerals and is the best anti-ageing and youthful maintenance supplement. It stimulates pituitary gland to release growth hormone, anti-ageing and strengthening organ functioning.

It Helps To:

●	Enhance metabolism, reduce fat accumulation and promote strong muscles
●	Stimulate the production of collagen to restore skin elasticity and reduce wrinkles
●	Reduce pigmentation and spots on face
●	Stimulate hair re-growth and colour restoration
●	Improve pre-menopause symptoms (PMS)
●	Enhance memory and cardiovascular function and prevent various chronic diseases

Mitogize

Mitogize is the finest quality formula by Medical Advisory Superlife Team. It is a combination of varies types of the most powerful antioxidant super fruits in the world. It protects and energizes cell’s mitochondrion to produce more ATP for optimum cell functioning.

It Helps To:

●	Slow down ageing process
●	Become more energetic
●	Firm up, smoothen and brighten up skin texture
●	Attain and retain ideal body weight and shape
●	Enhance and fortify health level
●	Improve eyesight and relieve fatigue of eyes
●	Regulate the blood lipid, blood pressure and blood glucose level
●	Prevent arteriosclerosis and cardiovascular ailments
●	Boost up immune system
●	Increase skin hydration, elasticity and promote the production of collagen

ORYC-Organic Youth Care Cleansing Bar

ORYC-Organic Youth Care Cleansing Bar is a natural, organic cleansing soap for skin. It contains pure Australian-accredited plant essential oils acting as a high quality and natural skin lubricant. It maintains the softness of the skin while promoting skin beauty and radiance.

It Helps To:

●	Remove impurities, leaving skin clear, fresh and clean
●	Moisturize and texturize the skin to prevent skin drying
●	Promote skin repairing and rejuvenation at cellular level
●	Neutralize free radicals in the body and protect the skin from being oxidized
●	Act as natural anti-bacteria and anti-inflammatory agents which can reduce plenty of skin infections and allergic reactions

*References alluding to the efficacy and effects of our products are based on client testimonials.

*We have no expenditures or expenses relating to research and development of our products for our last two fiscal years. We have not internally developed any of our products. Rather we purchase our products from third party suppliers as we see fit and we rebrand them under the ATP name. Any research efforts are with the intent to discover products we feel would be marketable to our customers and that we, in the Company’s opinion, feel are effective at carrying out the products intended purpose.

Future Plan

In the future, we plan to hire at least five to ten salespeople for every country in which we will operate. At present, we do not have any salesforce, and we will need to hire salespeople for our Malaysia market initially. It will also be necessary for us to acquire office space from which we can conduct operations, have meetings with potential clients, and store acquired inventory. We anticipate expanding into the Asian market, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. At present, we do not have any distinct timeline in place for expansion into these countries.

When we begin these efforts, we plan to hire more employees to support our operations in different countries. We believe that hiring fifteen to twenty employees will be sufficient in order to support our operations. We also plan to allocate funds to research new products for the ATP Zeta Super Health Program. However, such development will require intensive research, development and testing so we cannot accurately determine a concrete timeline at present nor have we determined an appropriate budget for these future activities. We may also evaluate potential acquisitions in the future which we feel may have some synergy with our current operations.

Marketing

Agape ATP Corporation plans to penetrate the marketplace and attract customers by building our brand image through print ads, and possibly online paid advertisements, in order to create brand awareness. We are developing a corporate website which will introduce the ATP Zeta Super Health Program. We will market our advisory services through this corporate website and utilize search engine marketing to improve the number of consumers who can find and view our website. Finally, we also have as of yet unidentified plans to market our health program through social networking websites. All of the above marketing plans have not yet been determined in sufficient detail to outline at this time, and remain under development.

Competition

Agape ATP Corporation plans to operate in a mature, competitive industry. We consider our focus to be on adults ranging in age from 18-65 years old. Competition in the health and wellness industry, with a focus on health supplements in particular, is very intense in Malaysia. We face competition from various retail health supplement providers, pharmacies, and Multi-Level Marketing Companies which supply health supplement products, such as Bio-Life Marketing Sdn Bhd, Elken Group, Usana Group, BMS Organics, NHF Group and their respective affiliates. These competitors generate significant traffic and have established brand recognition and financial resources.

We believe that the principal competitive factors in our market include the quality of health supplements, the efficiency and effectiveness of the health supplements, strength and depth of relationships with clients, the ability to identify the changing needs and requirements of prospective clients, and the scope of service. Through utilizing our competitive strengths we believe that we have a competitive edge over other competitors due to the breadth of our product offerings, one stop convenience, pricing, our service, our reputation and product safety. We are confident we can develop and enlarge our market share in the Malaysian market and potentially further into the overseas market.

Customers

For the year ended June 30, 2018, the Company has generated $487,005 revenue from clients under the ordinary course of business of Agape. The revenue mainly derived from the sale of healthy food products.

Employees

We have no employees as of the date of this prospectus, with the exception of our sole officer and director, Mr. How Kok Choong. Mr. How currently devotes approximately 30 hours per week to the Company’s matters. After receiving funding, Mr. How Kok Choong plans to devote as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we plan to hire full time management and administrative support personnel.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at 1705 – 1708, Level 17, Tower 2, Faber Towers, Jalan Desa Bahagia, Taman Desa, 58100 Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of June 30, 2018, we had 376,275,500 shares of our Common Stock par value, $.0001 issued and outstanding. There were 618 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2018.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Agape ATP Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2016. Agape ATP Corporation owns 100% of Agape ATP International Holding Limited, a Hong Kong Company.

Agape ATP Corporation is a company which plans to develop and provide health solution advisory services to our future clients. We will, at least initially, primarily focus our efforts on attracting customers in Malaysia. Our advisory services will center on the “ATP Zeta Health Program”, which is a health program designed to assist in the elimination of various diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. Our program emphasizes nutrient absorption through the membrane ion channel to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation, nor do we have any agreements or arrangements with the third-party manufacturers of these products. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. We will also evaluate adding additional products to the ATP Zeta Super Health Program as operations continue, but we have no plans to do so at present. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron, YFA-Young Formula, Mitogize and ORYC-Organic Youth Care Cleansing Bar.

We plan to acquire products from third party manufacturers located in Australia, the United States, Germany and Malaysia. We do not have any existing contracts or agreements with any third party manufacturers. All products are acquired from unrelated third parties and rebranded by the Company. The Company plans to market and sell all products in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in Malaysia. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations. Our health solution advisory services are mainly based on combining these ten products in order to eliminate the clients’ diseases. The combination of these ten products may vary based upon the disease(s) of each client.

Our salespeople, who we have yet to hire, will meet with prospective clients at their homes, public locations, or at office space which has not yet been obtained. Our salespeople will evaluate the condition of clients and based upon their health issues, will recommend a combination of the ten products that comprise the ATP Zeta Super Health Program. Agape ATP Corporation will purchase the products that make up the ATP Zeta Super Health Program from their manufacturers and will then directly sell these products to our future clients based upon their health conditions. Exact pricing for these advisory services have not been determined at this point in time, but will be based upon the cost of acquiring inventory. At present, we do not have storage space for any acquired inventory.

As of June 30, 2018, and June 30, 2017, our accumulated loss was $230,636 and $100,362 respectively. Our stockholders’ equity was $5,098,781 and $2,304,648 respectively. We have so far generated $487,005 in revenue. Our losses were principally attributed to selling expenses, administrative and operating expenses.

Results of Operations

Year Ended June 30, 2018 and Year Ended June 30, 2017

Revenues

The Company generated revenue of $487,005 for the year ended June 30, 2018 as compared to nil revenue for the year ended June 30, 2017. The revenue mainly derived from the sale of healthy food products.

Cost of Revenue

Cost of revenue for the year ended June 30, 2018 amounted to $441,409 as compared to nil for the year ended June 30, 2017. The cost mainly consists of cost of production and packing materials.

Operating Expenses

Administrative and other operating expenses for the year ended June 30, 2018 amounted to $279,682 as compared to $75,362 for the year ended June 30, 2017. The increase in the operating expenses were primarily consisted of comprised of filing and professional fees.

Other Income

For the year ended June 30, 2018, the Company recorded an amount of $3,211 as other income. This income is derived from the interest income earned through the time deposits placed with banks.

Net Loss

The net loss for the year was $130,274 for the year ended June 30, 2018 as compared to $75,362 for the year ended June 30, 2017. The net loss mainly due to higher operating expenses incurred on professional fees and equity loss in investee company. Furthermore, the reason for the loss was due to minimal revenue being generated for the year of 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital surplus of $3,766,446 consisting of cash on hand of $1,046,706 and time deposit of $2,484,549 as compared to working capital of $2,304,648 and our cash of $2,312,748 as of June 30, 2017.

Net cash used in operating activities for the year ended June 30, 2018 was $347,977 as compared to net cash used in operating activities of $100,262 for the year ended June 30, 2017. The cash used in operating activities are mainly for professional fees and business license fees.

Net cash used in investing activities for the year ended June 30, 2018 was $1,362,490 as compared to net cash used in investing activities for the year ended June 30, 2017 were nil. The cash used in investing activities consist of investment in investee company and marketable securities.

Net cash provided by financing activities for the year ended June 30, 2018 was $2,930,267 as compared to $2,413,000 for the year ended June 30, 2017. The cash provided by financing activities is from proceeds from issuance of common stock.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

Revenue recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

Revenue from supplies of health products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sale return for the period reported.

Cost of revenues

Cost of revenues includes the purchase cost of retail goods for re-sale to customers and the packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of travelling and accommodation fees such as petrol, toll and parking.

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

The Company conducts major business solely in Malaysia. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2018 and year ended June 30, 2017. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Labuan and Hong Kong maintains their books and record in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Malaysian Ringgit (“MYR”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2018	2017

Period-end MYR : US$1 exchange rate	4.03	4.38
Period-average MYR : US$1 exchange rate	4.21	4.43

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued ASU No. 2017-01 , “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2018.

1.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

2.	We do not have adequate segregation of duties and effective risk assessment – Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2017.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	54	Chief Executive Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

How Kok Choong - President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. How Kok Choong earned a Master and Doctorate in Business Administrative from Newport University, USA. He is also a Fellow Member of the Chartered Institute of Management in the United Kingdom and a Fellow Member of the Canadian Chartered Institute of Business Administration in Canada.

Mr. How has served as the Chief Executive Officer of San Hin Group since 1993, and continues to hold this position at present. San Hin Group is a group of companies whose primary business activities range across the following industries in Malaysia: property development, civil and building construction, machinery and transportation, ready mixed concrete and shopping complex management. From 1994 to present he has also served as a Managing Director of Wawasan Saga, Kota Kinabalu. Wawasan Saga, Kota Kinabalu is a shopping complex and hotel at the heart of Kota Kinabalu, Malaysia.

From 1997 to present Mr. How has served as a group Chief Executive Officer of Tang Dynasty Hotel Group, which is one of, if not the, largest chain hotel in Sabah, Malaysia. In 2004 Mr. How began to work as Global President of AGAPE Superior Living International Group, and continues to hold this position. AGAPE Superior Living International Group is a leading health and wellness company in nine countries. Additionally, from 2010 to present Mr. How has served as President of TH3 Holdings Sdn Bhd, a company specialized in IT, academics, online education, mobile Apps, e-Commerce and digital marketing.

In Malaysia, Mr. How received the Outstanding Asian Community Contribution Award in 2011, Malaysia Top Team 50 Enterprise Award in 2011, The Contributor Award (Medical and Health Research) in 2012, “Man of The Year” in Worldwide Excellence Award in 2015 and “Man of The Year” in McMillan Global Award in 2016. Since December 2016, he started to serve as Independent Director of Greenpro Capital Corp, which specializes in providing cloud accounting solutions, cross-border business solutions, record management services, and accounting outsourcing services.

Mr. How’s strong academic background and business experience and numerous qualifications have led the Board of Directors to reach the conclusion that he should serve as our Chief Executive Officer and Director of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our last two fiscal years.

Summary Compensation Table:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
How Kok Choong, Chief Executive Officer, President, Secretary, Treasurer, Director	2017	-	-	-	-	-	-	-	$-
	2018	-	-	-	-	-	-	-	$-

Compensation of Directors:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director	2017	-	-	-	-	-	-	-	$-
	2018	-	-	-	-	-	-	-	$-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2018, the Company has 376,275,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director; collectively this includes HKC Holdings Sdn. Bhd.*	315,100,000	83.74%	none	n/a	83.74%
5% Shareholders
-	-	-	-	-	-

*HKC Holdings Sdn. Bhd. is owned and controlled by How Kok Choong who is our sole officer and director.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 1, 2016, Mr. How Kok Choong was appointed as CEO, President, Secretary, Treasurer and a member of our Board of Directors. Additionally, on June 1, 2016, the Company issued 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Mr. How Kok Choong for initial working capital of $10.

On April 5, 2017, the Company acquired Agape ATP Corporation, a company incorporated in Labuan, Malaysia.

On April 10, 2017, the Company issued 245,000,000 and 70,000,000 shares of restricted common stock to Mr. How Kok Choong and HKC Holdings Sdn Bhd respectively, each with a par value of $0.0001 per share, for total additional working capital of $31,500.

*HKC Holdings Sdn. Bhd. is owned and controlled by How Kok Choong who is our sole officer and director. As a result we believe HKC Holdings Sdn. Bhd to be a related party.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Related Party Transactions

As of June 30, 2018 and 2017, our Director, Mr. How Kok Choong, advanced $3,922 and $100, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 4.7% shareholder in the Company, and provides services to the Company. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan. During the year ended June 30, 2018 and period ended June 30, 2017, the Company incurred incorporation fees of $1,419 and professional fees of $214,000. Mr.How Kok Choong is the director of Greenpro Capital Corp. Hence, Mr. How Kok Choong is the common director of Greenpro Capital Corp. and the Company.

As at June 30, 2018, the Company owed an amount of $745 to a related party, Agape Superior Living Sdn Bhd. Mr. How Kok Choong is the director of Agape Superior Living Sdn Bhd. Hence, Mr. How Kok Choong is the common director of Agape Superior Living Sdn Bhd and the Company.

For the year ended June 30, 2018, the Company earned revenue of $487,005 from its only customer, Agape S.E.A. Sdn Bhd. Mr. How Kok Choong is the director of Agape S.E.A. Sdn Bhd. Hence, Mr. How Kok Choong is the common director of Agape S.E.A. Sdn Bhd and the Company.

At May 17, 2018, the Company had an investment in Greenpro Capital Corp. of $500,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $6 per share.

* How Kok Choong has acted as the sole promoter of the Company since inception. He has not been provided any form of compensation as of the date of this registration statement.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017
Audit fees	$25,000	$8,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$25,000	$8,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-220144) on October 26, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: September 27, 2018

	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

TOTAL ASIA ASSOCIATES PLT (LLP0016837-LCA & AF002128)

Firm registered with US PCAOB and Malaysian MIA

106-2A, Jalan PJU 1/3B, SunwayMas Commercial Centre

47301 Petaling Jaya, Selangor Darul Ehsan

Tel : (603) 7805 2850

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Agape ATP Corporation

1705 - 1708, Level 17,

Tower 2, Faber Towers,

Jalan Desa Bahagia, Taman Desa,
58100 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation (the ‘Company’) as of June 30, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of June 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Selangor, Malaysia

September 27, 2018

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of June 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,531,255	$2,312,748
Prepayments and deposits	264,941	-

Total current assets	3,796,196	2,312,748

NON-CURRENT ASSETS
Investment in investee company	832,335	-
Investment in marketable securities	500,000	-

Total non-current assets	1,332,335	-

TOTAL ASSETS	$5,128,531	$2,312,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	$19,749	$8,000
Amounts due to a related party	745	-
Amounts due to a director	3,922	100
Provision for income tax	5,334	-

Total current liabilities	29,750	8,100

TOTAL LIABILITIES	29,750	8,100

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized, 376,275,500 and 371,350,000 shares issued and outstanding as of June 30, 2018 and 2017 respectively	37,628	37,135
Additional paid-in capital	5,293,082	2,367,875
Accumulated other comprehensive losses	(1,293)	-
Accumulated deficit	(230,636)	(100,362)

TOTAL STOCKHOLDERS’ EQUITY	5,098,781	2,304,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,128,531	$2,312,748

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended June 30, 2018	For the year ended June 30, 2017
REVENUE	$487,005	$-

COST OF REVENUE	(441,409)	-

GROSS PROFIT	45,596	-

REALISED GAIN ON FOREIGN EXCHANGE	1,698	-

UNREALISED GAIN ON FOREIGN EXCHANGE	134,392	-

OTHER INCOME	3,211	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(265,682)	(75,362)

OPERATING EXPENSES	(14,000)	-

LOSS BEFORE INCOME TAX	(94,785)	(75,362)

SHARE OF RESULT OF INVESTEE COMPANY	(30,155)	-
	(124,940)	-

INCOME TAXES PROVISION	(5,334)	-

NET LOSS	$(130,274)	$(75,362)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	(1,293)	-
TOTAL COMPREHENSIVE LOSS	$(131,567)	$(75,362)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	373,017,955	80,860,137

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED	ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	SURPLUS/ (DEFICIT)	TOTAL EQUITY
Balance as of July 1, 2016	100,000	$10	-	$-	$(25,000)	$(24,990)

Issuance of share capital - founder’s shares	350,000,000	$35,000	$-	$-	$-	$35,000
Share issued in private placement completed on May 03, 2017 at $0.05 per share	1,400,000	$140	$69,860	$-	$-	$70,000
Share issued in private placement completed on June 01, 2017 at $0.10 per share	17,400,000	$1,740	$1,738,260	$-	$-	$1,740,000
Share issued in private placement completed on June 28, 2017 at $0.20 per share	2,100,000	$210	$419,790	$-	$-	$420,000
Share issued in private placement completed on June 29, 2017 at $0.40 per share	350,000	$35	$139,965	$-	$-	$140,000
Net loss for the year	-	$-	$-	$-	$(75,362)	$(75,362)
Balance as of June 30, 2017	371,350,000	$37,135	$2,367,875	$-	$(100,362)	$2,304,648
Net loss for the year	-	$-	$-	$-	$(130,274)	$(130,274)
IPO completed on March 9, 2018 at $1.00 per share	2,925,500	$293	$2,925,207	$-	$-	$2,925,500
Share issued to Adam, Network 1 and Damon completed on April 16, 2018 at $0.0001 per share	2,000,000	$200	$-	$-	$-	$200
Foreign currency translation adjustment	-	$-	$-	$(1,293)	$-	$(1,293)
Balance as of June 30, 2018	376,275,500	$37,628	$5,293,082	$(1,293)	$(230,636)	$5,098,781

See accompanying notes to consolidated financial statements

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended June 30, 2018	For the year ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,274)	$(75,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of result of investee company	30,155	-
Changes in operating assets and liabilities:
Prepayments and deposits	(264,941)	(24,900)
Other payables and accrued liabilities	11,749	-
Provision for income tax	5,334	-
Cash used in operating activities	(347,977)	(100,262)
Taxation refund	-	-
Taxation paid	-	-
Net cash used in operating activities	(347,977)	(100,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in investee company	(862,490)	-
Investment in financial assets	(500,000)	-
Net cash used in investing activities	(1,362,490)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in share capital	493	37,125
Proceed from sale of common stock	2,925,207	2,367,875
Amount due to a related party	745	8,000
Amount due to a director	3,822	-

Net cash provided by financing activities	2,930,267	2,413,000

Effect of exchange rate changes on cash and cash equivalents	(1,293)	-

Net change in cash and cash equivalents	1,218,507	2,312,738
Cash and cash equivalents, beginning of year	2,312,748	10

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,531,255	$2,312,748
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Agape ATP Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2016.

Agape ATP Corporation operates through its wholly owned subsidiary, Agape ATP Corporation, a Company organized in Labuan, Malaysia.

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited, a company incorporated in Hong Kong.

The Company and its subsidiaries are engaged in providing services in the Health and Wellness Industry. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplement to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system in our body.

The Company, through its subsidiaries, mainly supplies high quality beauty products. Details of the Company’s subsidiaries and associates:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Agape ATP Corporation	Labuan, March 6, 2017	1 share of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1 share of ordinary share of HK$1 each	Health and wellness products and health solution advisory services	100%

	Associate company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Unreserved Sdn Bhd	Malaysia, August 25, 2008	500,000 shares of ordinary share of RM7 each	Magazines publication and advertising	20%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

Business Overview

Agape ATP Corporation is a company which plans to develop and provide health solution advisory services to our future clients. We will, at least initially, primarily focus our efforts on attracting customers in Malaysia. Our advisory services will center on the “ATP Zeta Health Program”, which is a health program designed to assist in the elimination of various diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. Our program emphasizes nutrient absorption through the membrane ion channel to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation, nor do we have any agreements or arrangements with the third-party manufacturers of these products. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. We will also evaluate adding additional products to the ATP Zeta Super Health Program as operations continue, but we have no plans to do so at present.

We plan to acquire products from third party manufacturers located in Australia, the United States, Germany and Malaysia. We do not have any existing contracts or agreements with any third party manufacturers. All products are acquired from unrelated third parties and rebranded by the Company. The Company plans to market and sell all products in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in Malaysia. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations. Our health solution advisory services are mainly based on combining these ten products in order to eliminate the clients’ diseases. The combination of these ten products may vary based upon the disease(s) of each client.

Our salespeople, who we have yet to hire, will meet with prospective clients at their homes, public locations, or at office space which has not yet been obtained. Our salespeople will evaluate the condition of clients and based upon their health issues, will recommend a combination of the ten products that comprise the ATP Zeta Super Health Program. Agape ATP Corporation will purchase the products that make up the ATP Zeta Super Health Program from their manufacturers and will then directly sell these products to our future clients based upon their health conditions. Exact pricing for these advisory services have not been determined at this point in time, but will be based upon the cost of acquiring inventory. At present, we do not have storage space for any acquired inventory.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

Investment in investee company

The Company evaluates investment in investee company as it holds an equity interest based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee.

Investment in marketable securities

Marketable securities included in marketable securities (current) and other investments (non-current) are stated at the lower of cost or market in the aggregate. Other marketable securities included in marketable securities (current) are stated at the lower of cost or market in the aggregate and investments other than marketable equity securities in other investments (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary.
Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from trading of retail goods is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sale return for the period reported.

The Company mainly derives its revenue from the sale of healthy food products. Generally, the Company recognizes revenue when products are sold and accepted by the customers and there are no continuing obligations to the customer.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cost of revenue

Cost of revenue includes the purchase cost of retail goods for re-sale to customers and packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Selling and distribution expenses

Selling and distribution expenses are primarily comprised of travelling and accommodation, transportation fees such as petrol, toll and parking.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company conducts much of its businesses activities in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiaries in Labuan and Hong Kong maintains their books and record in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Malaysian Ringgit (“MYR”) respectively, which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2018	2017

Period-end MYR : US$1 exchange rate	4.03	4.38
Period-average MYR : US$1 exchange rate	4.21	4.43

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued ASU No. 2017-01 , “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. STOCKHOLDERS’ EQUITY

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

In between November 25, 2017 and March 31, 2018, the Company sold shares to 298 shareholders, of whom reside in Malaysia. A total of 2,925,500 shares of IPO stock were sold at a price of $1.00 per share. The total proceeds to the Company amounted to a total of $2,925,500.

On April 16, 2018, the Company sold shares to Adam, Network 1 and Damon, of whom reside in United States. A total of 2,000,000 of restricted common stock were sold at a price of $0.0001 per share. The total proceeds to the Company amounted to a total of $200.

As of June 30, 2018 and 2017, there were 376,275,500 and 371,350,000 of common stocks issued and outstanding respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As at June 30, 2018, the Company recorded $3,531,255 of cash and cash equivalents which consists $1,046,706 of cash on hand and $2,484,549 of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments. The effective interest rate for the time deposits is 2.95% per annum.

5. PREPAYMENTS AND DEPOSITS

	As of June 30,	As of June 30,
	2018	2017
Prepaid expenses	$264,941	$-
Total prepaid expenses and deposits	$264,941	$-

6. INVESTMENT IN INVESTEE COMPANY

The Company invested in Unreserved Sdn Bhd with investment amount of $862,490 (MYR3,500,000), approximated 20% of equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. The investment is stated at cost plus profit share in the investee company as at June 30, 2018. Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr Lim Hun Soon @ David Lim, Ms Aniza Helina Akmi Karim, and Mr How Kok Choong are the directors of Unreserved Sdn Bhd. Mr How Kok Choong is the common director of Unreserved Sdn Bhd and the Company.

	As of June 30,	As of June 30,
	2018	2017
Cost of investment	862,490	-
Less: impairment loss	-	-
Less: share of result of investee company	(30,155)	-
Investment in investee company	$832,335	$-

7. INVESTMENT IN MARKETABLE SECURITIES

At May 17, 2018, the Company had an investment in Greenpro Capital Corp. of $500,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $6 per share.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30,	As of June 30,
	2018	2017
Accrued audit fees	19,000	8,000
Accrued professional fees	749	-
Total payables and accrued liabilities	$19,749	$-

9. RELATED PARTY TRANSACTION

As at June 30, 2018, the Company owed an amount of $745 to a related party, Agape Superior Living Sdn Bhd. Mr How Kok Choong is the director of Agape Superior Living Sdn Bhd. Hence, Mr How Kok Choong is the common director of Agape Superior Living Sdn Bhd and the Company.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 4.7% shareholder in the Company, and provides services to the Company. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan. During the year ended June 30, 2018 and period ended June 30, 2017, the Company incurred incorporation fees of $1,419 and professional fees of $214,000. Mr.How Kok Choong is the director of Greenpro Capital Corp. Hence, Mr. How Kok Choong is the common director of Greenpro Capital Corp. and the Company.

For the year ended June 30, 2018, the Company earned revenue of $487,005 from its only customer, Agape S.E.A. Sdn Bhd. Mr. How Kok Choong is the director of Agape S.E.A. Sdn Bhd. Hence, Mr. How Kok Choong is the common director of Agape S.E.A. Sdn Bhd and the Company.

At May 17, 2018, the Company had an investment in Greenpro Capital Corp. of $500,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $6 per share.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. AMOUNT DUE TO A DIRECTOR

As of June 30, 2018, a director of the Company advanced $3,922 to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

11. INCOME TAXES

For the year ended June 30, 2018 and year ended June 30, 2017, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30, 2018	For the year ended June 30, 2017

Tax jurisdictions from:
- Local	$(261,918)	$(75,200)
- Foreign, representing
Labuan	134,806	(162)
Hong Kong	2,172	-
Loss before income tax	$(124,940)	$(75,362)

The provision for income taxes consisted of the following:

	For the year ended June 30, 2018	For the year ended June 30, 2017

Current:
- Local	$-	$-
- Foreign	5,334	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$5,334	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2018, the operations in the United States of America incurred $362,118 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The tax valuation allowance for June 30, 2018 and June 30, 2017 are $76,045 and $35,070 respectively.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM20,000.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2018 and June 30, 2017:

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2018 and 2017:

	For the year ended June 30, 2018	For the year ended June 30, 2017

Deferred tax assets:
Net operating loss carry forwards
-United States of America	76,045	35,070
-Hong Kong	-	-
Less: valuation allowance	(76,045)	(35,070)
Deferred tax asset	-	-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended June 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its account receivables balance at year-end are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$487,005	100%	$-
Total:	$487,005	100%	$-

For the year ended June 30, 2017, there was no customer who accounted for 10% or more of the Company’s revenues with no account receivables balance at year end.

(b) Major vendors

For the year ended June 30, 2018, the vendors who accounted for 10% or more of the Company’s purchases and its account payables balance at year-end are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Purchases	Percentage of purchases	Accounts payable

Vendor A	441,409	100%	-
Total:	$441,409	100%	$-

For the year ended June 30, 2017, there was no vendor who accounted for 10% or more of the Company’s purchases with no account payables balance at year end.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RM$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

