Form 10-Q
period 2018-09-30
Agape ATP Corp
filed 2018-11-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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

1705 - 1708, Level 17, Tower 2, Faber Tower, Jalan Desa Bahagia,
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

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2018
Common Stock, $.0001 par value	376,275,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of	As of
	September 30, 2018	June 30, 2018
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Investment in investee company	$780,226	$832,335
Investment in marketable securities	500,000	500,000
Total Non-Current Assets	$1,280,226	$1,332,335

CURRENT ASSETS
Cash and cash equivalents	$3,838,260	$3,531,255
Account receivables	13,264	-
Prepayments and deposits	372,191	264,941
Total Current Assets	$4,223,715	$3,796,196

TOTAL ASSETS	$5,503,941	$5,128,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payable	$47,641	$-
Other payables and accrued liabilities	7,749	19,749
Deposit received	471,931	-
Income tax provision	9,038	5,334
Amount due to a director	3,922	3,922
Amount due to a related party	745	745
Total Current Liabilities	$541,026	$29,750

TOTAL LIABILITIES	$541,026	$29,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 and 376,275,500 issued and outstanding as of September 30, 2018 and June 30, 2018	$37,628	$37,628
Additional paid in capital	5,293,082	5,293,082
Accumulated other comprehensive losses	(1,293)	(1,293)
Accumulated losses	(366,502)	(230,636)
TOTAL STOCKHOLDERS’ EQUITY	$4,962,915	$5,098,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,503,941	$5,128,531

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,
	2018	2017
REVENUE	$415,367	$490,126

COST OF REVENUE	(378,423)	(444,238)

GROSS PROFIT	$36,944	$45,888

REALISED GAIN ON FOREIGN EXCHANGE	1,597	-

UNREALISED LOSS ON FOREIGN EXCHANGE	(80,029)	-

OTHER INCOME	24	5

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(38,589)	(93,350)

LOSS BEFORE INCOME TAX	$(80,053)	$(47,457)

SHARE OF RESULT OF INVESTEE COMPANY	(52,109)	-
	(132,162)	(47,457)

TAXATION	(3,704)	(7,152)

NET LOSS	$(135,866)	$(54,609)
Other comprehensive income:
- Foreign currency translation adjustment	-	-

TOTAL COMPREHENSIVE LOSS	$(135,866)	$(54,609)

Net loss per share- Basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	376,275,500	371,350,000

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of June 30, 2018 (audited)	376,275,600	$37,628	$5,293,082	$(1,293)	$(230,636)	$5,098,781
Net loss	-	-	-	-	(135,866)	(135,866)
Balance as of September 30, 2018 (unaudited)	376,275,600	$37,628	$5,293,082	$(1,293)	$(366,502)	$4,962,915

See accompanying notes to condensed consolidated financial statements

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,866)	$(54,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of result of investee company	52,109	-
Changes in operating assets and liabilities:
Accounts receivables	(13,264)	(490,466)
Prepayments and deposits	(107,250)	-
Accounts payables	47,641	387,052
Other payables and accrued liabilities	(12,000)	(8,000)
Deposit received	471,931	-
Income tax provision	3,704	7,152
Amount due to director	-	3,846

Net cash provided by/(used in) operating activities	307,005	(155,025)

Net change in cash and cash equivalents	307,005	(155,025)
Cash and cash equivalents, beginning of period	3,531,255	2,312,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,838,260	$2,157,723

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

The Company, through its subsidiaries, mainly supplies high quality beauty products. Details of the Company’s subsidiaries and investee company:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Agape ATP Corporation	Labuan, March 6, 2017	1 share of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1 share of ordinary share of HK$1 each	Health and wellness products and health solution advisory services	100%

	Investee company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Unreserved Sdn Bhd	Malaysia, August 25, 2008	500,000 shares of ordinary share of RM7 each	Magazines publication and advertising	20%

(1) Based on the contractual arrangements between the Company and other investors, the Company has the power to direct the relevant activities of these entities unilaterally, and hence the Company has control over these entities.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Agape ATP Corporation and its subsidiaries for the year ended September 30, 2018 and 2017 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Agape ATP Corporation and its wholly owned subsidiaries, Agape ATP Corporation and Agape ATP International Holding Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted June 30 as its fiscal year end.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

Deposit received

Deposit received refers to payment received in advance for products which have not yet been delivered. Deposits received is classified on the consolidated balance sheet as current liability.

Revenue recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from supplies of healthy food products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the three months September 30, 2018.

Cost of revenue

Cost of revenue includes the purchase cost of manufactured goods for sale to customers. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Selling, general, administrative and operating expenses

Selling, general, administrative and operating expenses are primarily comprised of travelling and accommodation fees such as petrol, toll and parking.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”). In addition, the Company’s subsidiaries in Hong Kong maintain its books and record in its local currency, Hong Kong Dollars (“HKD$”) and Malaysian Ringgit (“MYR”) is the functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from MYR into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30
	2018	2017
Period-end MYR : US$1 exchange rate	4.14	4.22
Period-average MYR : US$1 exchange rate	4.09	4.26
Period-end HKD$ : US$1 exchange rate	7.83	7.81
Period-average HKD$ : US$1 exchange rate	7.85	7.81

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, account receivables, deposits and prepayment, amount due to a director, and accounts payable and approximate at their fair values because of the short-term nature of these financial instruments.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of September 30, 2018 and June 30, 2018, there are 376,275,500 shares with par value of $0.0001 each of common stock issued and outstanding. There was no common stock issued and outstanding from initial public offering in the period as of September 30, 2018.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2018.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INVESTMENT IN INVESTEE COMPANY

The Company invested in Unreserved Sdn Bhd with the investment amount of $863,592 (MYR3,500,000), approximated 20% of equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. The investment is stated at cost plus profit share in the investee company as at September 30, 2018. Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr Lim Hun Soon @ David Lim, Ms Aniza Helina Akmi Karim, and Mr How Kok Choong are the directors of Unreserved Sdn Bhd. Mr How Kok Choong is the common director of Unreserved Sdn Bhd and the Company.

	As of September 30, 2018	As of June 30, 2018
Cost of investment	$862,490	$862,490
Less: share of result of investee company	(82,264)	(30,155)
Investment in investee company	$780,226	$832,335

5. INVESTMENT IN MARKETABLE SECURITIES

At May 17, 2018, the Company had an investment in Greenpro Capital Corp. of $500,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $6 per share.

	As of September 30, 2018	As of June 30, 2018
Cost of investment	$500,000	$500,000
Investment in marketable securities	$500,000	$500,000

6. CASH AND CASH EQUIVALENTS

As at September 30, 2018, the Company recorded $3,838,260 of cash and cash equivalents which consists of $1,413,947 of cash on hand and $2,424,313 of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments. The effective interest rate for the time deposits is 2.95% per annum.

7. ACCOUNT RECEIVABLES

Account receivables consisted of the following at September 30, 2018 and June 30, 2018:

	As of September 30, 2018	As of June 30, 2018
Account receivables	$13,264	$-
Total account receivables	$13,264	$-

8. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at September 30, 2018 and June 30, 2018:

	As of September 30, 2018	As of June 30, 2018
Prepaid expenses	$7,217	$11,018
Deposits to supplier	364,974	253,923
Total prepaid expenses and deposits	$372,191	$264,941

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. TRADE PAYABLE

Trade payable consisted of the following at September 30, 2018 and June 30, 2018:

	As of September 30, 2018	As of June 30, 2018
Trade payable	$47,641	$-
Total trade payable	$47,641	$-

10. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at September 30, 2018 and June 30, 2017:

	As of September 30, 2018	As of June 30, 2018
Accrued audit fees	$7,000	$19,000
Accrued professional fees	749	749
Total payables and accrued liabilities	$7,749	$19,749

11. DEPOSIT RECEIVED

Deposit received consisted of the following at September 30, 2018 and June 30, 2017:

	As of September 30, 2018	As of June 30, 2018
Deposit received from customer	$471,931	$-
Total deposit received	$471,931	$-

12. RELATED PARTY TRANSACTIONS

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenue:
- Related Party A	$415,367	$490,126

Amount due to related party:
- Related Party A	$745	$-

Company Secretary Fee:
- Related Party B	$802	$-

The director of related party A is the CEO and the Director of the Company.

Related party B is a 4.7% shareholder of the Company.

13. AMOUNT DUE TO A DIRECTOR

As of September 30, 2018 and June 30, 2017, a director of the Company advanced $3,922 to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

14. INCOME TAXES

For the three months ended September 30, 2018 and 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three Months Ended September 30
	2018	2017

Tax jurisdictions from:
- Local	$(21,497)	$(90,745)
- Foreign, representing
Labuan, Malaysia	(81,004)	(58)
Hong Kong	(29,661)	43,346

Loss before income tax	$(132,162)	$(47,457)

The provision for income taxes consisted of the following:

	Three Months Ended September 30
	2018	2017
Current:
- Local	$-	$-
- Foreign	3,704	7,152

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$3,704	$7,152

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2018, the operations in the United States of America incurred $383,615 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The tax valuation allowance for September 30, 2018 and June 30, 2018 are $76,559 and $76,045 respectively.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM20,000.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2018 and June 30, 2018:

	As of September 30, 2018	As of June 30, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$76,559	$76,045
- Hong Kong	-	-
Less: valuation allowance	$(76,559)	$(76,045)
Deferred tax assets	$-	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

15. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$415,367	$490,126	100%	100%	$13,264	$490,466
	$415,367	$490,126	100%	100%	$13,264	$490,466

(b) Major vendors

For three months ended September 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$314,423	$444,238	83%	100%	$47,641	$387,052
Vendor B	$64,000	$-	17%	-%	$-	$-
	$378,423	$444,238	100%	100%	$47,641	$387,052

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 13, 2018, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated September 27, 2018, for the year ended June 30, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended September 30, 2018 and 2017

Revenues

For three months ended September 30, 2018 and 2017, the Company has generated revenue of $415,367 and $490,126 respectively. The revenue mainly derived from the sale of healthy food products.

Our gross profits for the three months ended September 30, 2018 were $36,944, which is less than $45,888 for three months ended September 30, 2017. We attribute the decrease in revenue and gross profit to decrease of market exposure and the introduction of other new products in 2018. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

Net Loss

Our net loss for three months ended September 30, 2018 were $135,866, while for three months ended September 30, 2017 were $54,609. We attribute the net loss due to unrealized loss in foreign exchange and the increasing cost of goods sold.

3

Liquidity and Capital Resources

For the three months ended September 30, 2018, we had working capital surplus of $3,682,689 consisting of cash and cash equivalents of $3,838,260 as compared to working capital surplus of $3,766,446 and cash and cash equivalents of $3,531,255 as of June 30, 2018.

Cash Provided by/Used in Operating Activities

For the three months ended September 30, 2018, net cash provided by operating activities was $307,005. The operating cash flow performance primarily reflects the deposits received from customer of the Company.

Cash Provided by/Used in Financing Activities

For the three months ended September 30, 2018, there is no net cash provided by or used in financing activities.

Cash Provided by/Used in Investing Activities

For the three months ended September 30, 2018, there is no net cash provided by or used in investing activities.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2018.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest averse to us.

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

Date: November 13, 2018
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

8