Form 10-Q
period 2018-12-31
Agape ATP Corp
filed 2019-02-15
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2018

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

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2019
Common Stock, $.0001 par value	376,275,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	As of	As of
	December 31, 2018	June 30, 2018
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Investment in investee company	$734,195	$832,335
Investment in marketable securities	501,000	500,000
Total Non-Current Assets	$1,235,195	$1,332,335

CURRENT ASSETS
Cash and cash equivalents	$3,452,917	$3,531,255
Prepayments and deposits	510,069	264,941
Total Current Assets	$3,962,986	$3,796,196

TOTAL ASSETS	$5,198,181	$5,128,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	7,884	19,749
Deposit received	217,743	-
Income tax provision	12,299	5,334
Amount due to a director	3,921	3,922
Amount due to a related party	-	745
Total Current Liabilities	$241,847	$29,750

TOTAL LIABILITIES	$241,847	$29,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 and 376,275,500 issued and outstanding as of December 31, 2018 and June 30, 2018	$37,628	$37,628
Additional paid in capital	5,293,082	5,293,082
Accumulated other comprehensive losses	(1,294)	(1,293)
Accumulated losses	(373,082)	(230,636)
TOTAL STOCKHOLDERS’ EQUITY	$4,956,334	$5,098,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,198,181	$5,128,531

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
REVENUE	$269,921	$-	$685,288	$489,499

COST OF REVENUE	(240,932)	-	(619,355)	(443,670)

GROSS PROFIT	$28,989	$-	$65,933	$45,829

REALISED GAIN ON FOREIGN EXCHANGE	1,794	-	3,391	-

UNREALISED LOSS ON FOREIGN EXCHANGE	(1,455)	-	(81,484)	-

OTHER INCOME	37,863	441	37,887	445

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(24,479)	(124,419)	(63,068)	(217,766)

PROFIT/(LOSS) BEFORE INCOME TAX	$42,712	$(123,978)	$(37,341)	$(171,492)

SHARE OF RESULT OF INVESTEE COMPANY	(46,031)	-	(98,140)	-
	(3,319)	(123,978)	(135,481)	(171,492)

TAXATION	(3,261)	-	(6,965)	(7,186)

NET LOSS	$(6,580)	$(123,978)	$(142,446)	$(178,678)
Other comprehensive income:
- Foreign currency translation adjustment	(1)	4,129	(1)	3,744

TOTAL COMPREHENSIVE LOSS	$(6,581)	$(119,849)	$(142,447)	(174,934)

Net loss per share- Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	376,275,500	371,476,826	376,275,500	371,413,413

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of June 30, 2018 (audited)	376,275,600	$37,628	$5,293,082	$(1,293)	$(230,636)	$5,098,781
Foreign currency translation adjustment	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	(142,446)	(142,446)
Balance as of December 31, 2018 (unaudited)	376,275,600	$37,628	$5,293,082	$(1,294)	$(373,082)	$4,956,334

See accompanying notes to condensed consolidated financial statements

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECMEBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(142,447)	$(178,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of result of investee company	98,140	-
Changes in operating assets and liabilities:
Accounts receivables	-	(489,838)
Prepayments and deposits	(245,128)	(360,506)
Accounts payables	-	131,161
Other payables and accrued liabilities	(11,865)	(6,000)
Deposit received	217,743	-
Income tax provision	6,965	7,187
Amount due to related party	(745)	-
Amount due to director	-	3,841

Net cash used in operating activities	(77,337)	(892,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment in financial assets	(1,000)	-
Proceeds from issuance of stock	-	434,500

Net cash (used in)/ provided by financing activities	(1,000)	434,500

Effect of exchange rate changes on cash and cash equivalents	(1)	3,744

Net change in cash and cash equivalents	(78,338)	(454,589)
Cash and cash equivalents, beginning of period	3,531,255	2,312,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,452,917	$1,858,159

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Agape ATP Corporation and its subsidiaries for the six months ended December 31, 2018 and 2017 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Agape ATP Corporation and its wholly owned subsidiaries, Agape ATP Corporation and Agape ATP International Holding Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted June 30 as its fiscal year end.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

Translation of amounts from MYR into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the six months ended December 31
	2018	2017
Period-end MYR : US$1 exchange rate	4.14	4.06
Period-average MYR : US$1 exchange rate	4.13	4.21
Period-end HKD$ : US$1 exchange rate	7.83	7.81
Period-average HKD$ : US$1 exchange rate	7.84	7.81

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

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

In February 2018, the FASB has issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information in financial statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has analyzed the consequences of such adoption and has not determined the effect of this standard on its ongoing financial reporting.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

3. COMMON STOCK

As of December 31, 2018 and June 30, 2018, there are 376,275,500 shares with par value of $0.0001 each of common stock issued and outstanding. There was no common stock issued and outstanding from initial public offering in the period as of December 31, 2018.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2018.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INVESTMENT IN INVESTEE COMPANY

The Company invested in Unreserved Sdn Bhd with the investment amount of $863,592 (MYR3,500,000), approximated 20% of equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. The investment is stated at cost plus profit share in the investee company as at December 31, 2018. Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr Lim Hun Soon @ David Lim, Ms Aniza Helina Akmi Karim, and Mr How Kok Choong are the directors of Unreserved Sdn Bhd. Mr How Kok Choong is the common director of Unreserved Sdn Bhd and the Company.

	As of December 31, 2018	As of June 30, 2018
Cost of investment	$832,335	$862,490
Less: share of result of investee company	(98,140)	(30,155)
Investment in investee company	$734,195	$832,335

5. INVESTMENT IN MARKETABLE SECURITIES

At May 17, 2018, the Company had an investment in Greenpro Capital Corp. of $500,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $6 per share.

At October 16, 2018, the Company had an investment in Greenpro Capital Corp. of $1,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $0.03 per share.

	As of December 31, 2018	As of June 30, 2018
Cost of investment	$501,000	$500,000
Investment in marketable securities	$501,000	$500,000

6. CASH AND CASH EQUIVALENTS

As at December 31, 2018, the Company recorded $3,452,917 of cash and cash equivalents which consists of $990,323 of cash on hand and $2,462,594 of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments. The effective interest rate for the time deposits is 2.95% per annum.

7. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at December 31, 2018 and June 30, 2018:

	As of December 31, 2018	As of June 30, 2018
Prepaid expenses	$2,702	$11,018
Deposits to supplier	507,367	253,923
Total Prepayment and Deposits	$510,069	$264,941

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at December 31, 2018 and June 30, 2018:

	As of December 31, 2018	As of June 30, 2018
Accrued audit fees	$7,000	$19,000
Accrued professional fees	884	749
Total payables and accrued liabilities	$7,884	$19,749

9. DEPOSIT RECEIVED

Deposit received consisted of the following at December 31, 2018 and June 30, 2018:

	As of December 31, 2018	As of June 30, 2018
Deposit received from customer	$217,743	$-
Total deposit received	$217,743	$-

10. RELATED PARTY TRANSACTIONS

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Revenue:
- Related Party A	$685,288	$489,499

Professional Fee:
- Related Party B	$4,500	$210,000

Trademark Application Fee:
- Related Party B	$-	$512

The director of related party A is the CEO and the Director of the Company.

Related party B is a 4.7% shareholder of the Company.

11. AMOUNT DUE TO A DIRECTOR

As of December 31, 2018 and June 30, 2018, a director of the Company advanced $3,921 to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. INCOME TAXES

For the six months ended December 31, 2018 and 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six Months Ended December 31
	2018	2017

Tax jurisdictions from:
- Local	$(33,977)	$(214,918)
- Foreign, representing
Labuan, Malaysia	(45,576)	(130)
Hong Kong	(55,928)	43,556

Loss before income tax	$(135,481)	$(171,492)

The provision for income taxes consisted of the following:

	Six Months Ended December 31
	2018	2017
Current:
- Local	$-	$-
- Foreign	6,965	7,186

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$6,965	$7,186

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2018, the operations in the United States of America incurred $395,095 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The tax valuation allowance for December 31, 2018 and June 30, 2018 are $83,184 and $76,045 respectively.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and June 30, 2018:

	As of December 31, 2018	As of June 30, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$82,970	$76,045
- Hong Kong	-	-
Less: valuation allowance	$(82,970)	$(76,045)
Deferred tax assets	$-	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended December 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For three months ended December 31
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$269,921	$-	100%	-%	$-	$489,499
	$269,921	$-	100%	-%	$-	$489,499

For six months ended December 31, 2018 and 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For six months ended December 31
	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$685,288	$489,499	100%	100%	$-	$489,499
	$685,288	$489,499	100%	100%	$-	$489,499

(b) Major vendors

For three months ended December 31, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended December 31
	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$240,932	$-	100%	-%	$-	$131,161
	$240,932	$-	100%	-%	$-	$131,161

For six months ended December 31, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For six months ended December 31
	2018	2017	2018	2017	2018	2017
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$555,192	$443,670	89%	100%	$-	$131,161
Vendor B	64,163	-	11%	-	-	-
	$619,355	$443,670	100%	100%	$-	$131,161

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 14, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the three months ended December 31, 2018 and 2017

Revenues

For three months ended December 31, 2018, the Company has generated revenue of $269,921. The revenue mainly derived from the sale of healthy food products. For three month ended December 31, 2017, the Company has generated no revenue.

Net Loss

Our net loss for three months ended December 31, 2018 were $6,580, while for three months ended December 31, 2017 were $123,978. We attribute the net loss in 2018 due to loss of investee company while in 2017 due to zero revenue.

For the six months ended December 31, 2018 and 2017

Revenues

For six months ended December 31, 2018 and 2017, the Company has generated revenue of $685,288 and $489,499 respectively. The revenue mainly derived from the sale of healthy food products.

Our gross profits for the six months ended December 31, 2018 were $65,933, which is more than $45,829 for six months ended December 31, 2017. We attribute the increase in revenue and gross profit to increase of market exposure and the introduction of other new products in 2018. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

Net Loss

Our net loss for six months ended December 31, 2018 were $142,446, while for six months ended December 31, 2017 were $178,678. We attribute the net loss decreased due to lower selling, administrative and general expenses and the increasing revenue which resulted in higher gross profit.

3

Liquidity and Capital Resources

As at December 31, 2018, we had working capital surplus of $3,721,139 consisting of cash and cash equivalents of $3,452,917 as compared to working capital surplus of $3,766,446 and cash and cash equivalents of $3,531,255 as of June 30, 2018.

Cash Provided by/Used in Operating Activities

For the six months ended December 31, 2018, net cash used in operating activities was $77,337. The operating cash flow performance primarily reflects the deposits received from customer of the Company.

For the six months ended December 31, 2017, net cash used in operating activities was $892,833. The operating cash flow performance primarily reflects the prepayment and deposits as well as increasing account receivables of the Company.

Cash Provided by/Used in Financing Activities

For the six months ended December 31, 2018, net cash used in financing activities was $1,000 for the additional of investment in financial asset.

For the six months ended December 31, 2017, net cash provided by financing activities was $434,500 which is the proceed from the issuance of stock.

Cash Provided by/Used in Investing Activities

For the six months ended December 31, 2018 and 2017, there is no net cash provided by or used in investing activities.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2018.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 15, 2019
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

8