Form 10-Q
period 2019-03-31
Agape ATP Corp
filed 2019-05-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2019
Common Stock, $.0001 par value	376,275,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2019	June 30, 2018
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Investment in investee company	$-	$832,335
Investment in marketable securities	501,000	500,000
Investment in non-marketable securities	724,619	-
Total Non-Current Assets	$1,225,619	$1,332,335

CURRENT ASSETS
Cash and cash equivalents	$3,091,401	$3,531,255
Trade receivables	186,536	-
Prepayments and deposits	610,097	264,941
Amount due from a related party	2,200	-
Total Current Assets	$3,890,234	$3,796,196

TOTAL ASSETS	$5,115,853	$5,128,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payables	1,323	-
Other payables and accrued liabilities	8,836	19,749
Deposits received	77,421	-
Income tax provision	-	5,334
Amount due to a director	3,921	3,922
Amount due to a related party	-	745
Total Current Liabilities	$91,501	$29,750

TOTAL LIABILITIES	$91,501	$29,750

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 and 376,275,500 issued and outstanding as of March 31, 2019 and June 30, 2018	$37,628	$37,628
Additional paid in capital	5,293,082	5,293,082
Accumulated other comprehensive gains / (losses)	4,578	(1,293)
Accumulated losses	(310,936)	(230,636)
TOTAL STOCKHOLDERS’ EQUITY	$5,024,352	$5,098,781

TOTA/L LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,115,853	$5,128,531

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
REVENUE	$464,297	$-	$1,149,585	$487,626

COST OF REVENUE	(420,178)	-	(1,039,533)	(441,972)

GROSS PROFIT	$44,119	$-	$110,052	$45,654

OTHER INCOME	57,933	8	65,370	1,718

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(28,226)	(28,864)	(138,937)	(247,885)

PROFIT/(LOSS) BEFORE INCOME TAX	$73,826	$(28,856)	$36,485	$(200,513)

SHARE OF RESULT OF INVESTEE COMPANY	(26,085)	4,180	(124,225)	4,180
GAIN ON DEEMED DISPOSAL OF SHARE IN INVESTEE COMPANY	16,509	-	16,509	-
	64,250	(24,676)	(71,231)	(196,333)

TAXATION	6,965	-	-	(5,682)

NET PROFIT / (LOSS)	$71,215	$(24,676)	$(71,231)	$(202,015)
Other comprehensive income/(expense):
- Foreign currency translation gain/(loss)	(9,068)	494	(9,069)	340

TOTAL COMPREHENSIVE PROFIT / (LOSS)	$62,147	$(24,182)	$(80,300)	(201,675)

Net earnings/ (loss) per share- Basic and diluted	0.02	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding - Basic and diluted	376,275,500	374,061,644	376,275,500	372,298,801

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of June 30, 2018 (audited)	376,275,600	$37,628	$5,293,082	$(1,293)	$(230,636)	$5,098,781
Foreign currency translation gain/(loss)	-	-	-	5,871	(9,069)	(3,198)
Net loss	-	-	-	-	(71,231)	(71,231)
Balance as of March 31, 2019 (unaudited)	376,275,600	$37,628	$5,293,082	$4,578	$(310,936)	$5,024,352

See accompanying notes to condensed consolidated financial statements

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,231)	$(202,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of result of investee company	124,225	(4,180)
Gain on deemed disposal of shares in investee company	(16,509)	-
Taxation	-	5,682
Changes in operating assets and liabilities:
Accounts receivables	(186,536)	(52,414)
Prepayments and deposits	(345,157)	(5,833)
Amount due from a related party	(2,200)	-
Accounts payables	1,323	-
Other payables and accrued liabilities	65,763	(6,000)
Deposit received	-	-
Amount due to director	(5,334)	3,827

Net cash used in operating activities	(435,656)	(260,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	2,925,500

Net cash provided by financing activities	-	2,925,500

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in marketable securities	(1,000)	-
Investment in investee company	-	(863,592)

Net cash used in investing activities	(1,000)	(863,592)

Effect of exchange rate changes on cash and cash equivalents	(3,198)	340

Net change in cash and cash equivalents	(439,854)	1,801,315
Cash and cash equivalents, beginning of period	3,531,255	2,312,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,091,401	$4,114,063

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Agape ATP Corporation and its subsidiaries for the nine months ended March 31, 2019 and 2018 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Agape ATP Corporation and its wholly owned subsidiaries, Agape ATP Corporation and Agape ATP International Holding Limited. Intercompany accounts and transactions have been eliminated in consolidation. The Company has adopted June 30 as its fiscal year end.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of six months or less at the time of issuance to be cash equivalents.

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

Investment in non-marketable securities

During the three months ended March 31, 2019, the Company’s equity interest in investee company was diluted from 20.0% to 17.86% by virtue of the issuance of additional common stock by investee company. The Company also ceased control over the operations of the investee company as a result. Accordingly, investment in investee company was reclassified to investment in non-marketable securities.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

Revenue from supplies of healthy food products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there were no sales return for the nine months ended March 31, 2019.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign currencies translation

Translation of amounts from MYR into US$1 and HKD$ into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the nine months ended March 31
	2019	2018
Period-end MYR : US$1 exchange rate	4.10	3.86
Period-average MYR : US$1 exchange rate	4.08	3.92
Period-end HKD$ : US$1 exchange rate	7.85	7.84
Period-average HKD$ : US$1 exchange rate	7.85	7.82

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

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

3. COMMON STOCK

As of March 31, 2019 and June 30, 2018, there are 376,275,500 shares with par value of $0.0001 each of common stock issued and outstanding. There was no common stock issued and outstanding from initial public offering in the period as of March 31, 2019.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2019.

4. INVESTMENT IN MARKETABLE SECURITIES

At May 17, 2018, the Company had an investment in Greenpro Capital Corp. of $500,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $6 per share.

At October 16, 2018, the Company had an investment in Greenpro Capital Corp. of $1,000. The Company purchased the shares of Greenpro Capital Corp. at a price of $0.03 per share.

	As of March 31, 2019	As of June 30, 2018
Cost of investment	$501,000	$500,000
Investment in marketable securities	$501,000	$500,000

5. INVESTMENT IN NON- MARKETABLE SECURITIES

The Company invested in Unreserved Sdn Bhd with the investment amount of $863,592 (MYR3,500,000), approximated 20% of equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. On March 10, 2019 Unreserved Sdn Bhd issued additional common stock for working capital. As the Company did not subscribe for the additional common stock, the Company’s equity interest in investee company was diluted from 20.0% to 17.86%. Effective March 10, 2019, the Company discontinued equity accounting on the investee company. The Company also ceased control over the operations of the investee company on the same date. Accordingly, investment in investee company was reclassified to investment in non-marketable securities.

Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr Lim Hun Soon @ David Lim and Ms Aniza Helina Akmi Karim are the directors of Unreserved Sdn Bhd. On March 27, 2019, Mr How Kok Choong who is the director of the Company resigned as director of Unreserved Sdn Bhd.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

5. INVESTMENT IN NON- MARKETABLE SECURITIES

	As of March 31, 2019	As of June 30, 2018
Cost of investment	$832,335	$862,490
Less: share of result of investee company	(124,225)	(30,155)
Add: gain on deemed disposal of shares in investee company	16,509	-
Investment in investee company	$724,619	$832,335
Reclassify to investment in non-marketable securities	(724,619)	-
Investment in investee company	$-	832,335
Investment in non-marketable securities	$724,619	$-

6. CASH AND CASH EQUIVALENTS

As at March 31, 2019, the Company recorded $3,091,401 of cash and cash equivalents which consists of $575,856 of cash on hand and $2,515,545 of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments. The effective interest rates for the time deposits ranges between 2.95% to 3.25% per annum.

7. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of the following at March 31, 2019 and June 30, 2018:

	As of March 31, 2019	As of June 30, 2018
Prepaid expenses	$2,009	$11,018
Deposits to supplier	608,088	253,923
Total Prepayment and Deposits	$610,097	$264,941

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following at March 31, 2019 and June 30, 2018:

	As of March 31, 2019	As of June 30, 2018
Accrued audit fees	$7,000	$19,000
Accrued professional fees	1,836	749
Total payables and accrued liabilities	$8,836	$19,749

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. DEPOSIT RECEIVED

Deposit received consisted of the following at December 31, 2018 and June 30, 2018:

	As of March 31, 2019	As of June 30, 2018
Deposit received from customer	$77,421	$-
Total deposit received	$77,421	$-

10. RELATED PARTY TRANSACTIONS

	Nine Months Ended March 31,
	2019	2018	2019	2018
	Revenue		Accounts Payable, Trade
- Related Party A	$1,120,701	$487,626	$185,493	$52,479
- Related Party B	$15,650	$-	$-	$-

	Professional Fee		Accounts Payable, Non-Trade
- Related Party C	$8,500	$214,883	$-	$-

	Company Secretary Fee		Accounts Payable, Non-Trade
- Related Party C	$3,500	$292	$-	$-

	Trademark Application Fee		Accounts Payable, Non-Trade
- Related Party C	$-	$510	$-	$-

The CEO and the Director of the Company is also the director of related party A.

The Director of the Company is a 51% shareholder and also a director of related party B.

Related party C is a 4.7% shareholder of the Company.

11. AMOUNT DUE TO A DIRECTOR

As of March 31, 2019 and June 30, 2018, a director of the Company advanced $3,921 and $3,922 respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. INCOME TAXES

For the nine months ended March 31, 2019 and 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine Months Ended March 31
	2019	2018

Tax jurisdictions from:
- Local	$(48,701)	$(234,166)
- Foreign, representing
Labuan, Malaysia	14,098	(783)
Hong Kong	71,088	34,436

Profit/(Loss) before income tax	$36,485	$(200,513)

The provision for income taxes consisted of the following:

	Nine Months Ended March 31
	2019	2018
Current:
- Local	$-	$-
- Foreign	(6,965)	5,682

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(6,965)	$5,682

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2019, the operations in the United States of America incurred $410,818 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The tax valuation allowance for March 31, 2019 and March 31, 2018 are $86,272 and $70,217 respectively.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. INCOME TAXES

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. For the three months ended March 31, 2019, the Company wrote back total tax provisions of $6,965, which were made on its business income derived outside the Special Administrative Region.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2019 and June 30, 2018:

	As of March 31, 2019	As of March 31, 2018
	(unaudited)	(audited)
Deferred tax assets:
Net operating loss carry forwards
- United States of America	$86,272	$70,217
- Hong Kong	-	-
Less: valuation allowance	$(86,272)	$(70,217)
Deferred tax assets	$-	$-

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended March 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For three months ended March 31
	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$435,414	$-	94%	-%	$185,493	$52,414
	$435,414	$-	94%	-%	$185,493	$52,414

AGAPE ATP CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

13. CONCENTRATIONS OF RISK

For nine months ended March 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For nine months ended March 31
	2019	2018	2019	2018	2019	2018
	Revenues		Percentage of revenues		Accounts receivable, trade

Customer A	$1,120,701	$487,626	97%	100%	$185,493	$52,414
	$1,120,701	$487,626	97%	100%	$185,493	$52,414

(b) Major vendors

For three months ended March 31, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended March 31
	2019	2018	2019	2018	2019	2018
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$219,895	$-	55%	-%	$1,323	$-
Vendor B	185,649	-	46%	-%	-	-
	$405,544	$-	100%	-%	$1,323	$-

For nine months ended March 31, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For nine months ended March 31
	2019	2018	2019	2018	2019	2018
	Purchases		Percentage of purchases		Accounts payable, trade

Vendor A	$775,087	$441,972	76%	100%	$1,323	$-
Vendor B	249,812	-	24%	-	-	-
	$1,024,899	$441,972	100%	100%	$1,323	$-

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 12, 2019, the date the Company issued unaudited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. During this period, there was no subsequent event that required recognition or disclosure.

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

Results of Operation

For the three months ended March 31, 2019 and 2018

Revenues

For three months ended March 31, 2019, the Company has generated revenue of $464,297. The revenue mainly derived from the sale of healthy food products. For three month ended March 31, 2018, the Company has generated no revenue.

3

Net Profit

For the three months ended March 31, 2019 the Company generated net profit of $71,215 as compared to net loss of $24,676 for the three months ended March 31, 2018. We attribute the net profit in 2019 due to revenue generated while in 2018 there was zero revenue. During the quarter under review, the Company has also managed to keep selling, administrative and general expenses at a level similar to the corresponding period in 2018. For the three months ended March 31, 2019, there was also a write-back of tax provision of $6,965. The tax provision for the Company’s subsidiary in Hong Kong is not required as the tax regime in Hong Kong exempts taxation on business profits derived outside the Special Administrative Region.

For the nine months ended March 31, 2019 and 2018

Revenues

For nine months ended March 31, 2019 and 2018, the Company has generated revenue of $1,149,585 and $487,626 respectively. The revenue mainly derived from the sale of healthy food products.

Our gross profits for the nine months ended March 31, 2019 were $110,052, which is more than $64,398 for nine months ended March 31, 2018. We attribute the increase in revenue and gross profit to increase of market exposure and a wider range of products. We believe that in order to retain and maintain more customers in the future we must increase our marketing efforts and or develop new products.

Net Loss

Our net loss for nine months ended March 31, 2019 were $71,231, while for nine months ended March 31, 2018 were $202,015. We attribute the net loss decreased due to lower selling, administrative and general expenses and the increasing revenue which resulted in higher gross profit.

Liquidity and Capital Resources

As at March 31, 2019, we had working capital surplus of $3,798,733 consisting of cash and cash equivalents of $3,091,401 as compared to working capital surplus of $3,766,446 and cash and cash equivalents of $3,531,255 as of June 30, 2018.

Cash Provided by/Used in Operating Activities

For the nine months ended March 31, 2019, net cash used in operating activities was $444,725. The operating cash flow performance primarily reflects the deposits received from customer of the Company and share of results of investment in investee company.

For the nine months ended March 31, 2018, net cash used in operating activities was $260,933. The operating cash flow performance primarily reflects the increasing account receivables of the Company.

Cash Provided by/Used in Financing Activities

For the nine months ended March 31, 2019, there was no net cash provided by or used in financing activities.

For the nine months ended March 31, 2018, net cash provided by financing activities was $2,925,500, reflecting the proceeds from the issuance of common stock.

4

Cash Provided by/Used in Investing Activities

For the nine months ended March 31, 2019, net cash used by investing activities was $1,000. The investing cash flow is reflecting the investment in marketable securities.

For the nine months ended March 31, 2018, net cash used by investing activities was $893,592. The investing cash flow is reflecting the investment in investee company.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

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

5

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

7

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

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 12, 2019

	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer)

9