Form 10-K
period 2019-06-30
Agape ATP Corp
filed 2019-09-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2019

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

Common Stock, $0.0001 par value

(Title of Class)

The OTC Market – Pink Sheets

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [X] Non-accelerated Filer [  ] Smaller reporting company [  ]

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

$954,450,200.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 11, 2019
Common Stock, $0.0001 par value	376,275,500

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2019

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

The Company and its subsidiaries are involved in the Health and Wellness Industry. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplement to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system in our body.

Details of the Company’s subsidiaries and associates:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Health and wellness products and health solution advisory services	100%

Business Overview

Agape ATP Corporation is a company which provides health solution advisory services to our clients. We are focusing our efforts on attracting customers in Malaysia. Our advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. As a strong advocator of “beauty from within”, our program shall emphasize nutrient absorption through the membrane ion channel to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron, YFA-Young Formula, Mitogize and ORYC-Organic Youth Care Cleansing Bar.

At present, our products are primarily sold in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in the country. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations.

As part of a continuous effort to increase market share of the health and wellness industry that is growing at an exponential rate, we will also evaluate adding additional products to the ATP Zeta Super Health Program; and considering the potential of the synergies between the health and beauty sectors, we will further involve ourselves in the topical approach of skin and hair regime.

Currently, all our products are acquired from unrelated third parties and rebranded by the Company. We have no expenditures or expenses relating to research and development of our products for our last two fiscal years. We leverage on t smart partnerships models that we have formed, collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. We then communicate our findings and proposals to third-party suppliers to improve formulations, to bring about new products for customers who are ready to market to end-users. We refer to our approach as “the Power of 3”, which we take great pride in. In the future, we will explore sourcing from third party manufacturers located in Australia, the United States, Germany and Malaysia.

Our Products

ATP1s Survivor Select

ATP1s Survivor Select contains various essential nutrients required by the human body to maintain the normal metabolism, which includes productions of biological energy (ATP). Effective production of ATP enhances both physical as well as mental health, and helps the body to build up resistance to diseases.

It Helps To:

●	Stimulate instant bio-energy production at the cellular level to ensure sufficient supply of bio energy for body cell.
●	Promote better metabolism at the cellular level.
●	Promote healthy and optimal growth of bones system, teeth structure and muscle tissue of children.
●	Improve the digestion and nutrient absorption powers of body cell.
●	Promote cell detoxification and repair capabilities in order to enhance cell self-healing ability.

ATP2 Energized Mineral Concentrate

The ATP2 is a nutritional supplement made from the finest plant substances and also is a proprietary formulation of a super-energized colloidal concentrate developed from a dibase solution. Its formula supports and enhances nutritional biochemical activities.

It Helps To:

●	Support and enhance nutritional biochemical activities (nutrient absorption and waste metabolism).
●	Break down or oxidised toxins and waste material to promote cellular detoxification and improve blood circulation.
●	Increase cellular respiration and energy production to reduce fatigue and maintain energy level.
●	Increase oxygen level in body cells to create a high oxygen environment in the body, which possibly help to prevent the growth of harmful pathogens that contribute to diseases.
●	Provide sufficient antioxidants that act as a superior scavenger of free radicals, to strengthen the body cells resistance against oxidative damages.

ATP3 Ionized Cal-Mag

ATP3 Ionized Cal-Mag is a specialized calcium and magnesium minerals supplement that is designed to transform into ionic form completely before entering the body. This is compatible to the cellular ion channel theory, that all cellular metabolisms are dependent on ionic transmission to achieve the highest absorption rate. This product was tested for its nanoparticle by the National Measurement Institute of Australian Government, with proven content of nanosized calcium and magnesium that has better absorption and bio-availability.

It Helps to:

●	Strengthen the bone system and promote better bone development.
●	Strengthen the teeth structure and prevent teeth damages.
●	Provide abundant of ionic calcium and magnesium to prevent chronic diseases through better blood circulation and acid-base regulation.
●	Promote better relaxing of nervous system and regulations of neurotransmitters which helps to enhance sleep quality.
●	Promote better relaxing of muscle to prevent muscle soreness and cramps.

ATP4 Omega Blend

ATP4 Omega Blend is a proprietary oil blend that is rich in undamaged polyunsaturated essential fatty acid, which is fully extracted from plant-based ingredients. It provides a bio-effective balance of both essential fatty acids, Omega 3 and Omega 6 which are the important structural components of cell membranes that cannot be synthesized by humans.

It Helps To:

●	Regulate cholesterol and triglycerides levels to promote better blood circulation.
●	Regulate inflammation, the unifying component of many diseases, and enhance cell repairing activities.
●	Regulate hormones production and functions in the body through supplies of the balanced ratio of Omega 3 and Omega 6.
●	Promote healthy functioning of the brain through the maintenance of healthy impulse transmission in brain cells that is crucial for memory and learning ability.

ATP5 BetaMaxx

ATP5 BetaMaxx is derived from the cell wall of premium food-grade baker’s yeast and is a medical breakthrough result of more than 50 years of intensive research and studies by scientists and physicians. This product combines the immunostimulatory properties of perfectly molecularly structured beta 1-3, 1-6-D-glucan with other immunomodulating compounds that work in perfect synergy to make ATP5 a unique and effective natural product. It is a 100% natural immune enhancer, safe and does not cause any allergic reactions.

It Helps To:

●	Strengthen the function of immune cells to build up a better immune response of body for external and internal protections
●	Promote better cell repairing and regulate inflammatory responses in wound healing.
●	Enhance the function of immune cell against damages caused by radiation.
●	Helps to normalize blood sugar levels.

AGN-Vege Fruit Fiber

AGN-Vege Fruit Fiber is the special nutrition-based formula for intestines and stomach. It consists of four most essential components for gastrointestinal health effects such as fiber, probiotic the “friendly bacteria”, prebiotic fructooligosaccharides (FOS) as well as digestive enzymes.

It Helps To:

●	Promote better bowel movement and prevent low-fiber diet-induced constipation.
●	Maintain bowel health. FOS helps increase intestinal bifidobacteria and helps maintain a good intestinal environment.
●	Slow the absorption of sugar and lipid into the bloodstream which helps improve blood sugar and cholesterol level.
●	Induce better satiety, which results in reduced total food intake and helps in achieving an ideal weight management.

AGP1-Iron

AGP1-Iron is the purest and most advanced Colloidal Iron that is sourced from the remains of an ancient rainforest which contains the most active plant-based element from nature. The colloidal nanosized iron provides high zeta potential promotes better absorptivity and cellular iron uptake through the ion channel.

It Helps To:

●	Promote better hemoglobin production to improve iron deficiency anemia.
●	Iron is a component of hemoglobin in red blood cell which carries oxygen to all part of the body. Therefore, it helps to improve blood circulation and prevent some oxygen deficiency symptoms through enhancement of oxygen delivery and nutrient circulation as well as toxins excretion.
●	Iron is a factor in red blood cell formation. It promotes hemoglobin production hence is suitable especially for women and individual who experienced accidental bleedings.

YFA-Young Formula

YFA-Young Formula is a 100% natural unique formula, a combination of amino acid, vitamins, and minerals and is the best anti-aging and youthful maintenance supplement. It stimulates the pituitary gland to release endocrine hormones such as human growth hormone (HGH) to stimulate synergies thus achieving the efficacy of anti-ageing through the promotion of cells vitality and strengthening of organ function.

It Helps To:

●	Enhance the production of bio-energy ATP and metabolism, which aids in reducing body fat accumulation and promote strong muscles building.
●	Stimulate the production of collagen to restore skin elasticity and reduce wrinkles.
●	Reduce pigmentation and dark spots on face caused by hormonal imbalances.
●	HGH builds and repairs tissues and thus has an effect on hair cells at the hair root to promote healthy hair growth.
●	Enhance memory and cardiovascular function and prevent various chronic diseases due to HGH deficiency.

Mitogize

Mitogize is the finest quality formula by Medical Advisory Superlife Team. It is a combination of varies types of powerful antioxidant super fruits in the world. It protects and energizes the cell’s mitochondrion to produce more ATP for optimum cell functioning.

It Helps To:

●	Slow down the aging process with its antioxidant properties that scavenge damaging free radicles.
●	Become more energetic.
●	Improve skin health which helps to firm up, smoothen and brighten up skin texture.
●	Improve eyesight and relieve fatigue eyes due to the presence of beta-carotene.
●	Regulate the blood lipid, blood pressure, and blood glucose level
●	Prevent arteriosclerosis and cardiovascular ailments
●	Boost up the immune system.

ORYC-Organic Youth Care Cleansing Bar

ORYC-Organic Youth Care Cleansing Bar is a natural, organic cleansing soap for skin. It contains pure Australian-accredited natural and organic plant oils acting as a high quality and natural skin lubricant. It maintains the softness of the skin while promoting skin beauty and radiance.

It Helps:

●	With its biodynamic avocado oil and vanilla extract, remove impurities, leaving skin clear, fresh and clean.
●	With its biodynamic, coconut, almond and olive oil, moisturize and texturize the skin to prevent skin drying.
●	In acting as natural anti-bacterial and anti-inflammatory agents, reduce the risks of skin infections and allergies.

*References alluding to the efficacy and effects of our products are based on client testimonials.

New Products Launches

On July 22, 2018, through the Power of 3, we introduced ENERGETIQUE to the market. Focusing on the balance of inner and outer beauty, the ENERGETIQUE provides a total dermal solution for a healthy skin beginning from the cellular level.

ENERGY MASK SERIES

The first product rolled out under the ENERGETIQUE brand is the Mask Series. The Company’s Energetique Mask Series is formulated with triple action natural ingredients and advanced technologies. The innovative combination of award-winning patented liposome encapsulating the customized fast acting patented essence, produces micro-particle liposome which, combined with collagen peptide Tencel film, creates an effective formulation that benefits the skin at the cellular level.

There are three types of face masks in the Energetique Mask Series, each to suit a different skin requirement. They are: N°1 Med-Hydration; N°2 Med-Whitening; N°3 Med-Firming. Advanced genetic analysis and clinical trials conducted revealed the benefits and efficacies of the patented functional essence. The Energetique Mask Series has clinically shown deep penetration of liposomal essence into deep skin layers within 5 minutes of the application to deliver immediate, deep-reaching and long-lasting benefit of skin hydration, whitening, and firming.

N°1 Med-Hydration

Formulated with the patented Sea Grape (Caulerpa lentillifera) extract, the N°1 Med-Hydration enhances skin moisture and luminosity. This treatment effectively improves the moisture content of the inner skin layer and rejuvenate the skin barrier function to avoid moisture loss.

It Helps:

●	locking the skin moisture and nutrients, strengthening the skin barrier function and boosting the skin’s moisture level.
●	to increase the skin’s natural moisturizing factor (PCA) and skin layer glycoprotein connectivity to maintain the skin’s moisture.
●	to effectively retain water, provides moisturization, restores skin elasticity, and promotes the growth of fibroblasts for moisturization, removes dryness, regains skin’s elasticity and smoothness.
●	immensely in delivering an instant boost of skin moisture content up to 45.7% in just 5 minutes of application and synergistically ensuring a profound and long-lasting skin moisturization and hydration.

N°2 Med-Whitening

Formulated with patented Peach Blossom Stem Cell Extract, the N°2 Med-Whitening has clinically shown its efficacy in inhibiting the melanin synthesis, down-regulating the melanin synthesis gene, boosting skin moisture level and protecting skin against UV radiation.

It Helps:

●	in suppressing melanin production and fight against UV radiation to protect skin cells and result in whitening effect.
●	to stimulate interstitial hyperplasia cell and helps in increasing the moisturizing ceramide by 7.4 times in order to remove skin roughness and smoothing skin.
●	to enhance the skin brightness up to 6.3% in just 5 minutes of application and synergistically rejuvenate a profound and long-lasting skin ability in anti-UV damage.

N°3 Med-Firming

Formulated with the patented Djulis (Chenopodium formosanum Koidz) Seed Extract, the native cereal plant in Taiwan and traditionally called “ruby of cereals.” The formulation is clinically proven to be effective in stimulation of collagen secretion and anti-advances glycation end-products (AGEs) reducing the glycation of skin collagen, provide protection and maintenance of the basal skin collagen production.

It Helps:

●	to suppress the skin collagen glycation process, reduces collagen loss, and enhancing collagen secretion.
●	repairing the dead skin tissue, smooth wrinkles to restore the smoothness and health of the skin.
●	preventing wrinkles formation and providing the essential skin moisture content.
●	to boost skin elasticity by up to 14.4%. and improve sagging skin by 135 in just 5 minutes of application.

On March 24, 2019, we introduced BEAUNIQUE to the market. BEAUNIQUE is the newly launched product series that focuses on the research of diet’s impact on modifying gene expressions to address genetic variations and deliver a personalized nutrigenomic solution for every individual.

Trim+:

Trim+ is the first product launched under this series, utilizes the advanced technology to extract the patented active ingredients in foods. Trim+ has scientifically proven to be effective in inhibiting the activities of carbohydrates digestive enzymes, which results in a reduction of the breakdown and absorption of sugars.

It helps to:

●	Reduce total carbohydrates calories intake with the scientifically proven effect on weight management.
●	Regulate blood sugar levels with scientifically proven efficacy.
●	Improve cellular uptake of sugars for bioenergy ATP production.
●	Maintain insulin hormone balance, helps prevent diabetes.
●	Improve blood lipids composition, helps prevent cardiovascular disease.

Future Plans

In the future, we plan to hire at least five to ten salespeople for every country in which we operate. At present, we do not have any salesforce. It will also be necessary for us to acquire office space from to conduct operations, have meetings with potential clients, and store acquired inventory. We anticipate operating primarily in Malaysia and expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. At present, we do not have any distinct timeline in place for expansion into these countries.

We plan to hire more employees to support our operations in different countries. We believe that hiring fifteen to twenty employees will be sufficient in order to support our operations. We also plan to allocate funds to research new products for the ATP Zeta Super Health Program. However, such development will require intensive research, development and testing. We cannot accurately determine a definitive timeline at present nor have we determined an appropriate budget for these future activities. We may also evaluate potential acquisitions in the future which we feel may have some synergy with our current operations.

Marketing

Agape ATP Corporation plans to penetrate the marketplace and attract customers by building our brand image through print ads, and possibly online paid advertisements, in order to create brand awareness. We are developing a corporate website which will introduce the ATP Zeta Super Health Program. We will market our advisory services through this corporate website and utilize marketing related search engines to attract potential clients to our website. Additionally, we will further our marketing activities through social networking websites.

Competition

The health and wellness industry, with a focus on health supplements in particular in Malaysia, where Agape ATP Corporation plans to operate, is rather competitive. Our focus is on the mature group of customers, i.e. adults ranging in age from 18-65 years old. We face competition from various retail health supplement providers, pharmacies, and Multi-Level Marketing Companies which supply health supplement products, such as Bio-Life Marketing Sdn Bhd, Elken Group, Usana Group, BMS Organics, NHF Group and their respective affiliates. These competitors are generating significant traffic to their marketing websites; and have established brand recognition and financial resources.

We believe that the principal competitive factors in our type of market include the quality of health supplements, the efficacies of the health supplements, strength and depth of relationships with clients, the ability to identify the changing needs and requirements of prospective clients, and the scope of services. Through utilizing our competitive strengths we believe that we have a competitive edge over other competitors due to the breadth of our product offerings, one stop convenience, pricing, our services, our reputation and product safety. We are confident we can develop and enlarge our market share in the Malaysian market and potentially further into the overseas market.

Customers

For the year ended June 30, 2019, revenue of the Company from the sale of healthy food products from its existing sales channel increased approximately three times from $487,005 to $1,546,057, as compared to the same period last year.

Employees

We have no employees as of the date of this annual report, with the exception of our sole officer and director, Mr. How Kok Choong. Mr. How currently devotes approximately 30 hours per week to the Company’s matters. Mr. How Kok Choong plans to devote as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we plan to hire full time management and administrative support personnel.

Government regulation

At present, our products are mainly sold in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in the country. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We are exposed to concentration risk of heavy reliance on our major customer. A loss of our major customer may significantly impact on our business and results of operation.

For the year ended June 30, 2019, we earned revenue of $1,524,596 from our major customer. Our major customer may terminate its business relationships with us at any time. We cannot assure you that our major customer will maintain current business relationship with us. If it chooses not to do so, our business, financial condition and operating results may suffer from a material adverse impact.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the year ended June 30, 2019, we purchased $1,016,983 from our major supplier. Our business, financial condition and operating results depend on the continuous supply of products from our major supplier and our continuous supplier-customer relationship with it. Our heavy reliance on our major supplier for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

Our major supplier may terminate the distribution agreement by giving notice to us, in which case our business, financial condition and operating results may suffer from a material adverse impact.

As is customary in distribution arrangements of this type, the distribution agreement with our major supplier is terminable by either party by giving notice. There is no assurance that our major supplier will not terminate the distribution agreement. In the event that it terminates the distribution agreement, we will have to source products from other suppliers and we may not be able to secure supply of products with quantity and quality required to support our business or at all. Such termination may therefore have a material adverse impact on our business, financial condition and operating results if we fail to engage any other suppliers before the termination.

We are exposed to unforeseeable events of labor disputes, strike action or natural disasters or other accidents which may affect the supply of our products from our major supplier.

There is no assurance that our major supplier will continue to supply its products in the quantities and timeframes required by us to meet the needs of our customers or comply with its supply agreement with us. Our product supply may also be disrupted by potential labor disputes, strike action or natural disasters or other accidents affecting the supplier. If our supplier does not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cashflow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

Our major supplier may change its existing sales or marketing strategy by changing its export strategy, reducing its sales or production volume, changing its selling prices or appointing other distributors which may compete with us in the market where we currently operate or which we plan to expand into.

Our major supplier may change its existing sales or marketing strategy in respect of the products supplied to us by changing its export strategy, reducing its sales or production volume or changing its selling prices. Consequently, there is no assurance that our major supplier will not appoint other dealers or distributors which may compete with us in the market where we operate. Furthermore, any significant increase in the selling prices of the products which we source from our supplier will increase our costs and may adversely affect our profit margin if we are not able to pass the increased costs on to our customers.

There is no assurance that there will be no deterioration in our relationship with our major supplier which could affect our ability to secure sufficient supply of products for our business. In the event that our major supplier changes its sales or marketing strategy or otherwise appoint other dealers or distributors who may compete with us, our business, financial condition and operating results may be materially and adversely affected.

We could be adversely affected by a change in consumer preferences, perception and spending habits and failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.

The market we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors which may affect the level and pattern of consumer spending in the market we operate. Such factors include consumer preference, consumer confidence, consumer income and consumer perception of the safety and quality of our products. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing, may damage consumer confidence in our products. A general decline in the consumption of our products could occur as a result of change in consumer preference, perception and spending habits at any time.

Any failure to adapt our product offering to respond to such changes may result in a decrease in our sales if such changes are related to certain of our products. Any changes in consumer preference could result in lower sales of our products, put pressure on pricing or lead to increased levels of selling and promotional expenses. In any event a decrease in customer demand on our products may also result in lower sales and slow down the consumption of our inventory to a low inventory turnover level. Any of these changes could result in a material adverse effect on our business, financial conditions or results of operations.

The success of our products depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements, or have quality problems, we may not be able to fully recover our costs and expenses incurred in our operation, and our business prospects, financial condition or results of operations may be materially and adversely affected.

We may incur losses resulting from product liability claims or product recalls.

We may incur losses resulting from product liability claims with respect to our products supplied by our supplier. We may face claims or liabilities which may arise if there exist any defects in quality of these products or any of these products are deemed or proven to be unsafe, defective or contaminated. In the event that the use or misuse of any product distributed by us results in personal injury or death, product liability and/or indemnity claims may be brought against us, in addition to our product recalls, and the relevant regulatory authorities in the market we operate may close down some of our related operations and take administrative actions against us. If we experience any business disruption and litigation, we may incur additional costs and have to divert our management’s attention and resources on such matters, which may adversely affect our business, financial condition and results of operations.

We operate in a heavily regulated industry.

Our business is principally regulated by various laws and regulations in the market we operate, such as in Malaysia the Food Act of 1983 and Food Regulation 1985 mandate authorization from the Food and Quality Division of the Ministry of Health for our Company’s products to be sold in the country.

Various registrations, certificates and/or licenses for the conduct of our business are required under the above laws, which also contain provisions for requirements on the storage, labelling, advertising and importation of some of our products.

Based on our experience, some of the laws and regulations of the place where we operate our business are subject to amendments, uncertainty in interpretation and administrative actions from time to time. Therefore, we cannot assure you that, for the implementation of our business plans and the introduction of any new product, we will be able to obtain all the necessary registrations, certificates and/or licenses. Any failure to comply with the above laws and regulations may give rise to fines, administrative penalties and/or prosecution against us, which may adversely affect our reputation, financial condition or results of operation.

Legal disputes or proceedings could expose us to liability, divert our management’s attention and negatively impact our reputation.

We may at times be involved in potential legal disputes or proceedings during the ordinary course of business operations relating to product or other types of liability, employees’ claims, labor disputes or contract disputes that could have a material and adverse effect on our reputation, operation and financial condition. If we become involved in material or protracted legal proceedings or other legal disputes in the future, the outcome of such proceedings could be uncertain and could result in settlements or outcomes which adversely affect our financial condition. In addition, any litigation or legal proceedings could incur substantial legal expenses as well as significant time and attention of our management, diverting their attention from our business and operations.

If we are not successful in our innovation activities, our results may be negatively affected.

Achieving our business growth objectives depends in part on our ability to successfully develop, introduce and market new products. The success of our innovation activities in turn depends on our ability to correctly anticipate customer and consumer acceptance and trends, obtain, maintain and enforce necessary intellectual property protections and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.

Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including Malaysian Ringgit. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies would not materially affect our financial results.

Our business depends on the continued contributions made by Mr. How Kok Choong, as our key executive officer, the loss of who may result in a severe impediment to our business.

Our success is dependent upon the continued contributions made by our CEO and President, Mr. How Kok Choong. We rely on his expertise in business operations when we are developing our business. We have no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign.

If Mr. How Kok Choong cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operating results. To continue as a viable operation, the Company may have to recruit and train replacement personnel at a higher cost.

Additionally, if Mr. How Kok Choong joins our competitors or develops similar businesses that are in competition with our Company, our business may also be negatively impacted.

Our future success depends on our ability to attract and retain qualified long-term staff to fill management, technology, sales, marketing, and customer services positions. We have a great need for qualified talent, but we may not be successful in attracting, hiring, developing, and retaining the talent required for our success.

If we are not able to achieve our overall long-term growth objectives, the value of an investment in our Company could be negatively affected.

We have established and publicly announced certain long-term growth objectives. These objectives were based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of many product types, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives.

Risks Related to our Industry

Our business and reputation may be affected by product liability claims, litigation, customer complaints, product tampering, food safety issues, food-borne illnesses, health threats, quality control concerns or adverse publicity relating to our products. Product liability insurance of our supplier may not cover our liability sufficiently or at all.

Like other consumer product manufacturers, sale of our products involves an inherent risk of our products being found to be unfit for consumption or cause illness. Products may be rendered unfit for consumption due to raw materials or product contamination or degeneration, presence of microbials, illegal tampering of products by unauthorized third parties or other problems arising during the various stages of the procurement, production, transportation and storage processes. The occurrence of such problems may result in customer complaints, fines, penalties or adverse publicity causing serious damage to our reputation and brand, as well as product liability claims, other legal disputes and loss of revenues. Under certain circumstances, we may be required to recall our products. Even if a situation does not necessitate a product recall, we cannot assure you that product liability claims or other legal disputes will not be asserted against us as a result. Product liability insurance of our supplier may not cover our liability sufficiently or at all and will not cover liability that arises out of our default such as mishandling, poor storage condition and/or contamination of the products by us. As a result, a product liability or other judgment against us, or a product recall, could have a material adverse effect on our business, financial condition or results of operations.

Our business is susceptible to food-borne illnesses. We cannot assure you that we are able to effectively prevent all diseases or illnesses caused by our products or contamination of our products. Furthermore, our reliance on third-party product suppliers means that food-borne illness incidents could be caused by our suppliers outside of our control. New illnesses may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. Reports in the media of instances of food-borne illnesses or health threats of our products or any of their major ingredients could adversely and significantly affect our sales, and have significant negative impact on our results of operations. This risk exists even if it were later determined that the illness or health threat in fact was not caused by our products.

In addition, adverse publicity about health and safety concerns, whether unfounded or not, may discourage consumers from buying our products. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused personal injury or illness could adversely affect our reputation and our corporate and brand image. If consumers were to lose confidence in our brand and reputation, we could suffer long-term or even permanent declines in our sales and results of operation. The amount of negative news, customers complaints and claims against us may also be very costly and may divert our management’s attention from our business operation.

Increased competition and capabilities in the marketplace could hurt our business.

The market where we operate is highly competitive. We compete with other companies that operate in multiple geographic areas, as well as numerous companies that are primarily regional or local in operation. Our ability to gain or maintain share of sales in the market where we operate or in various local markets may be limited as a result of actions by competitors. If we do not continue to strengthen our capabilities in marketing and innovation to maintain our brand loyalty and market share while we selectively expand into other product categories, our business could be negatively affected.

Risks Related to our Common Stock

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results;

●	news regarding gains or losses of customers or suppliers by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	the imposition of fines or penalties related to our activities in the market where we operate and failure to comply with applicable rules and regulations;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares.

We may never be able to pay dividends and are unlikely to do so.

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for working capital and general corporate purposes, rather than to make distributions to stockholders. Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is uncertain.

In addition, under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the dividend. Our ability to pay dividends will therefore depend on our ability to generate sufficient profits.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the OTC Markets – Pink Sheets under the trading symbol “ATTP.” There is no active trading market in the Company’s securities.

Holders

As of June 30, 2019, we had 376,275,500 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 673 record holders of our Common Stock.

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

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

Equity Compensation Plan Information

Currently, there are no equity compensation plan in place.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of June 30, 2019 and for our last four fiscal years (from the date of incorporation of the Company), This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Twelve Months Ended June 30,
	2019	2018	2017	2016
Revenue	$1,546,057	$487,005	$-	$-
Net loss for the year	$(519,642)	$(130,274)	$(75,362)	$-
Net loss per share – (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total assets	$4,730,027	$5,128,531	$2,312,748	$-
Long term liabilities and redeemable preferred stock	$-	$-	$-	$-
Cash dividends declared per common share	$-	$-	$-	$-

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

Overview

Agape ATP Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 1, 2016. Agape ATP Corporation operates through its wholly owned subsidiary, Agape ATP Corporation, a company organized in Labuan, Malaysia, which, in turn holds 100% of Agape ATP International Holding Limited, a Hong Kong Company.

Agape ATP Corporation is a company that develops and provides health solution advisory services to our clients. We primarily focus our efforts on attracting customers in Malaysia. Our advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. As a strong advocator of “beauty from within”, our program emphasizes nutrient absorption through the membrane ion channel in order to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron, YFA-Young Formula, Mitogize and ORYC-Organic Youth Care Cleansing Bar.

At present, our products are mainly sold in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in the country. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations.

As part of a continuous effort to increase market share of the health and wellness industry that is growing at an exponential rate, we will also evaluate adding additional products to the ATP Zeta Super Health Program; and considering the potential of the synergies between the health and beauty sectors, we will further involve ourselves in the topical approach of skin and hair regime.

Currently, all our products are acquired from unrelated third parties and rebranded by the Company. We have no expenditures or expenses relating to research and development of our products for our last two fiscal years. We leverage on the smart partnerships model that we have formed, collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. We then communicate our findings and proposals to third-party suppliers to improve formulations, to bring about new products for customers who are ready to market to end-users. We refer to our approach as “the Power of 3”, which we take great pride in. In the future, we will explore sourcing from third party manufacturers located in Australia, the United States, Germany and Malaysia.

As of June 30, 2019, and June 30, 2018, our accumulated loss was $750,278 and $230,636 respectively. Our stockholders’ equity was $4,580,353 and $5,098,781 respectively. To date, we have generated $1,546,057 in revenue.

Results of Operations

Year Ended June 30, 2019 and Year Ended June 30, 2018

Revenues

The Company generated revenue of $1,546,057 for the year ended June 30, 2019 as compared to $487,005 for the year ended June 30, 2018. The revenue is mainly derived from the sale of healthy food products.

Cost of Revenue

Cost of revenue for the year ended June 30, 2019 amounted to $1,436,705 as compared to $441,409 for the year ended June 30, 2018. The cost mainly consists of cost of goods and packing materials.

Operating Expenses

Selling, general and administrative and other operating expenses for the year ended June 30, 2019 amounted to $607,356. The amount comprised provision for impairment of cost of investments amounted to $366,834.

Selling, general and administrative and other operating expenses for the year ended June 30, 2018 amounted to $279,682. The amount comprised professional fees incurred in relation to the issuance of shares of the Company in an initial public offering of $218,996.

Other Income

For the year ended June 30, 2019, the Company recorded an amount of $86,078 as other income. This income is mainly derived from the interest income earned through the time deposits placed with banks.

For the year ended June 30, 2018, the Company recorded an amount of $139,301 as other income. This income is mainly derived from unrealized gain in foreign currencies.

Net Loss

The net loss of $519,642 sustained for the year ended June 30, 2019 was mainly attributable to the provision for impairment in cost of investments and share of losses of an investee company.

For the year ended June 30, 2018, the Company sustained net loss of $130,274. The net loss was mainly due to higher operating expenses incurred on professional fees and equity loss in the investee company. In addition, the reason for the loss was due to minimal revenue being generated for the year of 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had working capital surplus of $3,720,068 consisting of cash on hand of $353,214 and time deposit of $2,504,373 as compared to working capital of 3,766,446 consisting of cash on hand of $1,046,706 and time deposit of $2,484,549 as of June 30, 2018.

Net cash used in operating activities for the year ended June 30, 2019 was $667,064 as compared to net cash used in operating activities of $347,977 for the year ended June 30, 2018. The cash used in operating activities are mainly to fund accounts receivables.

Net cash used in investing activities for the year ended June 30, 2019 was $2,500 as compared to net cash used in investing activities of $1,362,490 for the year ended June 30, 2018. The cash used in investing activities consists of investment in non-marketable securities.

Net cash used in financing activities for the year ended June 30, 2019 was $5,318 as compared to net cash provided by financing activities $2,930,267 for the year ended June 30, 2018. The cash provided by financing activities for the previous fiscal year was proceeds from issuance of common stock.

The revenues, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

Revenue from supplies of health products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sale return for the period reported.

Cost of revenues

Cost of revenues includes the purchase cost of retail goods for re-sale to customers and the packing materials (such as boxes). It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Selling, general and administrative and other operating expenses

Selling, general and administrative and other operating expenses are primarily comprised of provision for impairment of cost of investments, professional fees and unrealized loss in foreign exchange in relation to placements of time deposits with banks.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended June 30, 2019 and year ended June 30, 2018. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of foreign currencies into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2019	2018

Period-end MYR : US$1 exchange rate	4.13	4.03
Period-average MYR : US$1 exchange rate	4.13	4.21
Period-end HKD : US$1 exchange rate	7.81	-
Period-average HKD : US$1 exchange rate	7.84	-
Period-end AUD : US$1 exchange rate	1.42	-
Period-average AUD : US$1 exchange rate	1.42	-

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk. Substantially most of our revenues and most of our expenses are denominated in Ringgit. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Although in general, our exposure to foreign exchange risks should be limited, the value of an investment in our Common Stock may be affected by the foreign exchange rate between U.S. dollar and Ringgit because the value of our business is effectively denominated in Ringgit, while the Common Stock is traded in U.S. dollars.

Credit risk. Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2019. We do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have, during the fiscal year 2019, prepared written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	55	Chief Executive Officer, President, Secretary, Treasurer, Director

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

In Malaysia, Mr. How received the Outstanding Asian Community Contribution Award in 2011, Malaysia Top Team 50 Enterprise Award in 2011, The Contributor Award (Medical and Health Research) in 2012, “Man of The Year” in Worldwide Excellence Award in 2015, “Man of The Year” in McMillan Global Award in 2016 and The Distinguished Asia Pacific Outstanding Entrepreneur Lifetime Achievement Award in 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our last two fiscal years.

Summary Compensation Table:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
How Kok Choong, Chief Executive Officer, President, Secretary,	2018	-	-	-	-	-	-	-	$-
Treasurer, Director	2019	-	-	-	-	-	-	-	$-

Compensation of Directors:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
How Kok Choong, President, Chief Executive Officer, Secretary,	2018	-	-	-	-	-	-	-	$-
Treasurer and Director	2019	-	-	-	-	-	-	-	$-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2019, the Company has 376,275,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director; collectively this includes HKC Holdings Sdn. Bhd.*	261,281,500	69.44%	none	n/a	69.44%
5% Shareholders

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

*HKC Holdings Sdn. Bhd. is owned and controlled by How Kok Choong who is our sole officer and director. As such, HKC Holdings Sdn Bhd is regarded a related party.

With regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) due to the fact that all sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Related Party Transactions

Related party transactions as of June 30, 2019 and 2018 are as per table below:

	Twelve Months Ended June 30,
	2019	2018	2019	2018
	Revenue		Accounts Receivables, Trade
Agape S.E.A. Sdn Bhd	$1,524,596	$487,005	$511, 610	$-
Agape Superior Living Pty Ltd	$21,461	$-	$-	$-

	Professional fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$12,000	$214,883	$-	$-

	Company Secretary fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$3,282	$292	$-	$-

	License fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$1,509	$-	$-	$-

	Incorporation fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$-	$1,419	$-	$-

	Expenses paid on behalf		Accounts Payable, Non-trade
Agape Superior Living Sdn Bhd	$-	$745	$-	$745

	Twelve Months Ended June 30,
	2019	2018	2019	2018
	Expenses paid on behalf		Accounts Payable, Non-trade
Agape ATP (Asia) Limited	$2,210	$-	$2,210	$-

	Sundry purchases		Accounts Payable, Non-trade
Agape Superior Living Pty Ltd	$35,145	$-	$35,145	$-

The relationships of the related parties as follows:

Related parties	Relationships

Agape S.E.A. Sdn Bhd	Mr How Kok Choong, the CEO and director of the Company is the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Agape Superior Living Sdn Bhd	Mr How Kok Choong, the CEO and director of the Company is the sole shareholder and director of Agape Superior Living Sdn Bhd

Greenpro Capital Corp.	Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 4.7% shareholder in the Company. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan.

Mr How Kok Choong, the CEO and director of the Company is also the director of Greenpro Capital Corp.

Agape ATP (Asia) Limited	Mr How Kok Choong, the CEO and director of the Company is the sole shareholder and director of Agape ATP (Asia) Limited.

In addition, as of June 30, 2019 and 2018, our Director, Mr. How Kok Choong, advanced $3,939 and $3,922, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

* How Kok Choong has acted as the sole promoter of the Company since inception. He has not been provided any form of compensation as of the date of this registration statement.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. Until formal policies and procedures are put in place, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018
Audit fees – current year	$26,000	$25,000
Audit fees – over provision in prior year	(3,000)	-
Total	$23,000	$25,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

10.1	ODM-Supply Agreement, dated January 15, 2018.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-220144) on October 26, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: September 13, 2019

	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Agape ATP Corporation

1705 - 1708, Level 17,

Tower 2, Faber Towers,

Jalan Desa Bahagia, Taman Desa,

58100 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation (the ‘Company’) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows each of the year ended 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows each of the years ended 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

September 10, 2019

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of June 30,
	2019	2018
ASSETS
NON-CURRENT ASSETS
Investment in investee company	$-	$832,335
Investment in marketable securities	134,166	500,000
Investment in non-marketable securities	726,119	-
Total Non-Current Assets	$860,285	$1,332,335

CURRENT ASSETS
Cash and cash equivalents	$2,857,587	$3,531,255
Trade receivables	511,610	-
Prepayments and deposits	498,335	264,941
Amount due from a related party	2,210	-
Total Current Assets	$3,869,742	$3,796,196

TOTAL ASSETS	$4,730,027	$5,128,531

STOCKHOLDERS’ EQUITY AND LIABILITIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 and 376,275,500 issued and outstanding as of June 30, 2019 and June 30, 2018	$37,628	$37,628
Additional paid in capital	5,293,082	5,293,082
Accumulated other comprehensive losses	(79)	(1,293)
Accumulated losses	(750,278)	(230,636)
TOTAL STOCKHOLDERS’ EQUITY	$4,580,353	$5,098,781

CURRENT LIABILITIES
Trade payables	35,145	-
Other payables and accrued liabilities	110,591	19,749
Income tax provision	-	5,334
Amount due to a director	3,938	3,922
Amount due to a related party	-	745
Total Current Liabilities	$149,674	$29,750

TOTAL LIABILITIES	$149,674	$29,750

TOTAL STOCKHOLDERS’ EQUITY AND LIABILITIES	$4,730,027	$5,128,531

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended June 30, 2019	For the year ended June 30, 2018
REVENUE	$1,546,057	$487,005

COST OF REVENUE	(1,436,705)	(441,409)

GROSS PROFIT	109,352	45,596

OTHER INCOME	86,078	139,301

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(607,356)	(279,682)

LOSS BEFORE RESULTS OF INVESTEE COMPANY	(411,926)	(94,785)

SHARE OF RESULTS OF INVESTEE COMPANY	(124,225)	(30,155)

GAIN ON DEEMED DISPOSAL OF SHARES IN INVESTEE COMPANY	16,509	-

LOSS BEFORE INCOME TAX	(519,642)	(124,940)

TAXATION	-	(5,334)

NET LOSS	$(519,642)	$(130,274)
Other comprehensive income/(loss):
- Foreign currency translation adjustment	1,214	(1,293)
TOTAL COMPREHENSIVE LOSS	$(518,428)	$(131,567)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	376,275,500	373,017,955

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID IN CAPITAL	COMPREHENSIVE LOSSES	ACCUMULATED LOSSES	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2017	371,350,000	$37,135	$2,367,875	$-	$(100,362)	$2,304,648
Net loss for the year	-	$-	$-	$-	$(130,274)	$(130,274)
IPO completed on March 9, 2018 at $1.00 per share	2,925,500	$293	$2,925,207	$-	$-	$2,925,500
Share issued to Adam, Network 1 and Damon completed on April 16, 2018 at $0.0001 per share	2,000,000	$200	$-	$-	$-	$200
Foreign currency translation adjustment	-	$-	$-	$(1,293)	$-	$(1,293)
Balance as of June 30, 2018	376,275,500	$37,628	$5,293,082	$(1,293)	$(230,636)	$5,098,781
Net loss for the year	-	$-	$-	$-	$(519,642)	$(519,642)
Foreign currency translation adjustment	-	$-	$-	$1,214	$-	$1,214
Balance as of June 30, 2019	376,275,500	$37,628	$5,293,082	$(79)	$(750,278)	$4,580,353

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended June 30, 2019	For the year ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(519,642)	$(130,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of result of investee company	124,225	30,155
Gain on deemed disposal of shares in investee company	(16,509)
Impairment in cost of investments	366,834	-
Taxation	-	5,334
Changes in operating assets and liabilities:
Trade receivables	(511,610)	-
Prepayments and deposits	(233,394)	(264,941)
Amount due from a related party	(2,210)	-
Trade payables	35,145	-
Other payables and accrued liabilities	90,097	11,749
Net cash used in operating activities	(667,064)	(347,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in investee company	-	(862,490)
Investment in financial assets	(2,500)	(500,000)
Net cash used in investing activities	(2,500)	(1,362,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in share capital	-	493
Proceed from sale of common stock	-	2,925,207
Amount due to a related party	-	745
Amount due to a director	(5,318)	3,822
Net cash (used in) / provided by financing activities	(5,318)	2,930,267

Effect of exchange rate changes on cash and cash equivalents	1,214	(1,293)

Net change in cash and cash equivalents	(673,668)	1,218,507
Cash and cash equivalents, beginning of year	3,531,255	2,312,748

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,857,587	$3,531,255
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

The Company and its subsidiaries are involved in the health and wellness industry. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplement to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system in our body.

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held
1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Health and wellness products and health solution advisory services	100%

Business Overview

Agape ATP Corporation is a company that develops and provides health solution advisory services to our clients. We primarily focus our efforts on attracting customers in Malaysia. Our advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase the metabolism and service to promote and maintain normal and healthy functioning of the body’s systems. As a strong advocator of “beauty from within”, our program shall emphasize nutrient absorption through the membrane ion channel to provide complete and balanced nutrients to improve cell health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron, YFA-Young Formula, Mitogize and ORYC-Organic Youth Care Cleansing Bar.

At present, our products are mainly sold in Malaysia, and due to the contents and combination of the main ingredients in the products they are categorized as health food rather than medicines or drugs. As such, all products require authorization from the Food and Quality Division of Ministry of Health according to the Food Act of 1983 and Food Regulation 1985 in order to be sold in the country. All of the products in the ATP Zeta Super Health Program have obtained the appropriate authorizations.

As part of a continuous effort to increase market share of the health and wellness industry that is growing at an exponential rate, we will also evaluate adding additional products to the ATP Zeta Super Health Program; and considering the potential of the synergies between the health and beauty sectors, we will further involve ourselves in the topical approach of skin and hair regime.

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

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Investment in marketable securities

Marketable securities included in marketable securities (current) and other investments (non-current) are stated at the lower of cost or market in the aggregate. Other marketable securities included in marketable securities (current) are stated at the lower of cost or market in the aggregate. and investments other than marketable equity securities in other investments (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary.

Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

Investment in non-marketable securities

Investments in non-marketable equity securities (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary.

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

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Cost of revenue

Cost of revenue includes the purchase cost of manufactured goods for sale to customers It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

Selling, general, administrative and operating expenses

Selling, general, administrative and operating expenses are primarily comprised of rental of office premises, licensing and professional fees.

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

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) albeit its functional currency being the primary currency of the economic environment in which the entity operates is the Malaysian Ringgit (“MYR”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), similar to itss functional currency.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the year ended June 30,
	2019	2018

Period-end MYR : US$1 exchange rate	4.13	4.03
Period-average MYR : US$1 exchange rate	4.13	4.21
Period-end HKD : US$1 exchange rate	7.81	-
Period-average HKD : US$1 exchange rate	7.84	-
Period-end AUD : US$1 exchange rate	1.42	-
Period-average AUD : US$1 exchange rate	1.42	-

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

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

3. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased common stocks in Greenpro Capital Corp. for $500,000 at purchase price of $6 per share.

(ii)	On October 16, 2018, the Company purchased common stocks in Greenpro Capital Corp. for $1,000 at purchase price of $0.03 per share.

	As of June 30, 2019	As of June 30, 2018
Cost of investment	$501,000	$500,000
Less: Impairment in cost of investment	(366,834)	-
Investment in marketable securities	$134,166	$500,000

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INVESTMENT IN NON-MARKETABLE SECURITIES

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

Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr Lim Hun Soon @ David Lim and Ms Aniza Helina Akmi Karim are the directors of Unreserved Sdn Bhd. Mr How Kok Choong was a director of the company from April 30,2018 to March 27, 2019.

On April 3, 2019, the Company purchased 5% of 300,000,000 or 15,000,000 common stocks in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

Unreserved Sdn Bhd	As of June 30, 2019	As of June 30, 2018
Cost of investment	$832,335	$862,490
Less: share of result of investee company	(124,225)	(30,155)
Add: gain on deemed disposal of shares in investee company	16,509	-
Investment in investee company	$724,619	$832,335
Reclassify to investment in non-marketable securities	(724,619)	-
Investment in investee company	$-	832,335
Investment in non-marketable securities	$724,619	$-

Phoenix Plus Corporation
Cost of investment	$1,500	$-

Total investment in non-marketable securities	$726,119	$-

5. CASH AND CASH EQUIVALENTS

As at June 30, 2019, the Company recorded $2,857,587 of cash and cash equivalents (June 30,2018: $3,531,255), which consists $353,214 of cash on hand (June 30,2018: $1,046,706) and $2,504,373 (June 30,2018: $2,484,549) of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum (June 30,2018: 2.95%).

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. TRADE RECEIVABLES

	As of June 30,	As of June 30,
	2019	2018
Trade receivables	$511,610	$-
Total trade receivables	$511,610	$-

7. PREPAYMENTS AND DEPOSITS

	As of June 30,	As of June 30,
	2019	2018
Prepaid expenses	$21,081	$11,018
Deposits to supplier	477,254	253,923
Total prepaid expenses and deposits	$498,335	$264,941

8. RELATED PARTY TRANSACTIONS

	Twelve Months Ended June 30,
	2019	2018	2019	2018
	Revenue		Accounts Receivable, Trade
Agape S.E.A. Sdn Bhd	$1,524,596	$487,005	$511, 610	$-
Agape Superior Living Pty Ltd	$21,461	$-	$-	$-

	Professional fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$12,000	$214,883	$-	$-

	Company Secretary fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$3,282	$292	$-	$-

	License fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$1,509	$-	$-	$-

	Incorporation fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$-	$1,419	$-	$-

	Expenses paid on behalf		Accounts Payable, Non-trade
Agape Superior Living Sdn Bhd	$-	$745	$-	$745

	Expenses paid on behalf		Accounts Payable, Non-trade
Agape ATP (Asia) Limited	$2,210	$-	$2,210	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Twelve Months Ended June 30,
	2019	2018	2019	2018
	Sundry Purchases		Accounts Payable, Non-trade
Agape Superior Living Pty Ltd	$35,145	$-	$35,145	$-

Related parties	Relationships

Agape S.E.A. Sdn Bhd	Mr How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Agape Superior Living Sdn Bhd	Mr How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape Superior Living Sdn Bhd

Greenpro Capital Corp.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 4.7% shareholder in the Company. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan.

Mr How Kok Choong, the CEO and director of the Company is also the director of Greenpro Capital Corp.

Agape ATP (Asia) Limited	Mr How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

9. STOCKHOLDERS’ EQUITY

As of June 30, 2019, and 2018, there were 376,275,500 and 376,275,500 of common stocks issued and outstanding respectively. There was no common stock issued and outstanding from the IPO as of June 30, 2019.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2019.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30,	As of June 30,
	2019	2018
Accrued audit fees	20,000	19,000
Accrued professional fees	-	749
Deposit received from customer	78,231	-
Others	12,360	-
Total payables and accrued liabilities	$110,591	$19,749

11. INCOME TAXES

For the year ended June 30, 2019 and year ended June 30, 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended June 30, 2019	For the year ended June 30, 2018

Tax jurisdictions from:
- Local	$(76,309)	$(261,918)
- Foreign, representing
Labuan	(2,777)	134,806
Hong Kong	(440,556)	2,172
Loss before income tax	$(519,642)	$(124,940)

The provision for income taxes consisted of the following:

	For the year ended June 30, 2019	For the year ended June 30, 2018

Current:
- Local	$-	$-
- Foreign	-	5,334

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$5,334

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

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2019, the operations in the United States of America incurred $438,426 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The tax valuation allowance for June 30, 2019 and June 30, 2018 are $92,069 and $76,045 respectively.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived outside the Special Administrative Region is not subject to Hong Kong Profits Tax.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2019 and 2018:

	For the year ended June 30, 2019	For the year ended June 30, 2018

Deferred tax assets:
Net operating loss carry forwards
-United States of America	92,069	76,045
-Hong Kong	-	-
Less: valuation allowance	(92,069)	(76,045)
Deferred tax asset	-	-

12. AMOUNT DUE TO A DIRECTOR

As of June 30, 2019, a director of the Company advanced $3,938 to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended June 30, 2019, the customers who accounted for 10% or more of the Company’s revenues and its account receivables balance at year-end are presented as follows:

	For the year ended June 30, 2019		As of June 30, 2019
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$1,524,596	99%	$511,610
Total:	$1,524,596	99%	$511,610

For the year ended June 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its account receivables balance at year-end are presented as follows:

	For the year ended June 30, 2018		As of June 30, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$487,005	100%	$-
Total:	$487,005	100%	$-

(b) Major vendors

For the year ended June 30, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its account payables balance at year-end are presented as follows:

	For the year ended June 30, 2019		As of June 30, 2019
	Purchases	Percentage of purchases	Accounts payable

Vendor A	1,016,983	71%	-
Vendor B	370,056	26%	-
Total:	$1,387,039	97%	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

