Form 10-Q
period 2019-09-30
Agape ATP Corp
filed 2019-11-12
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (60) 192230099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	AATP	The OTC Market – Pink Sheets

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

Emerging growth company [  ]

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Common Stock, $.0001 par value	376,275,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2019	As of June 30, 2019
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Investment in marketable securities	$134,166	$134,166
Investment in non-marketable securities	726,119	726,119
Total Non-Current Assets	$860,285	$860,285

CURRENT ASSETS
Cash and cash equivalents	$2,753,080	$2,857,587
Trade receivables	628,583	511,610
Prepayments and deposits	362,049	498,335
Amount due from a related party	2,202	2,210
Total Current Assets	$3,745,914	$3,869,742

TOTAL ASSETS	$4,606,199	$4,730,027

STOCKHOLDERS’ EQUITY AND LIABILITIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 and 376,275,500 issued and outstanding as of September 30, 2019 and June 30, 2019	$37,628	$37,628
Additional paid in capital	5,293,082	5,293,082
Accumulated other comprehensive income/(losses)	(3,387)	(79)
Accumulated losses	(848,342)	(750,278)
TOTAL STOCKHOLDERS’ EQUITY	$4,478,981	$4,580,353

CURRENT LIABILITIES
Trade payables	$-	$35,145
Other payables and accrued liabilities	123,292	110,591
Amount due to a director	3,926	3,938
Total Current Liabilities	$127,218	$149,674

TOTAL LIABILITIES	$127,218	$149,674

TOTAL STOCKHOLDERS’ EQUITY AND LIABILITIES	$4,606,199	$4,730,027

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended September 30,
	2019	2018
	Unaudited	Unaudited
REVENUE	$236,736	$415,367

COST OF REVENUE	(210,383)	(378,423)

GROSS PROFIT	26,353	36,944

OTHER INCOME	19,865	1,621

SELLING, GENERAL AND ADMINISTRATIVE AND OPERATING EXPENSES	(144,282)	(118,618)

LOSS BEFORE RESULTS OF INVESTEE COMPANY	(98,064)	(80,053)

SHARE OF RESULTS OF INVESTEE COMPANY	-	(52,109)

LOSS BEFORE INCOME TAX	(98,064)	(132,162)

TAXATION	-	(3,704)

NET LOSS	$(98,064)	$(135,866)
Other comprehensive income/(loss):
- Foreign currency translation adjustment	(3,308)	-
TOTAL COMPREHENSIVE LOSS	$(101,372)	$(135,866)

Net loss per share- Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	376,275,500	376,275,500

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(LOSS)	ACCUMULATED LOSSES	TOTAL EQUITY
Balance as of June 30, 2019 (audited)	376,275,600	$37,628	$5,293,082	$(79)	$(750,278)	$4,580,353
Foreign currency translation adjustment	-	-	-	(3,308)	-	(3,308)
Net loss for the period	-	-	-	-	(98,064)	(98,064)
Balance as of September 30, 2019 (unaudited)	376,275,600	$37,628	$5,293,082	$(3,387)	$(848,342)	$4,478,981

See accompanying notes to consolidated financial statements

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,064)	$(135,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of result of investee company	-	52,109
Taxation	-	3,704
Changes in operating assets and liabilities:
Accounts receivables	(116,973)	(13,264)
Prepayments and deposits	136,286	(107,250)
Amount due from a related party	8	-
Accounts payables	(35,145)	47,641
Other payables and accrued liabilities	12,701	(12,000)
Deposit received	-	471,931
Amount due to director	(12)	-

Net cash (used in) / provided by operating activities	$(101,199)	$307,005

Effect of exchange rate changes on cash and cash equivalents	(3,308)	-

Net change in cash and cash equivalents	(104,507)	307,005
Cash and cash equivalents, beginning of period	2,857,587	3,531,255
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,753,080	$3,838,260

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30,
	2019	2018

Period-end MYR : US$1 exchange rate	4.19	4.14
Period-average MYR : US$1 exchange rate	4.18	4.09
Period-end HKD : US$1 exchange rate	7.84	7.83
Period-average HKD : US$1 exchange rate	7.84	7.85
Period-end AUD : US$1 exchange rate	1.48	-
Period-average AUD : US$1 exchange rate	1.47	-

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

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

3. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased common stocks in Greenpro Capital Corp. for $500,000 at purchase price of $6 per share.

(ii)	On October 16, 2018, the Company purchased common stocks in Greenpro Capital Corp. for $1,000 at purchase price of $0.03 per share.

	As of September 30, 2019	As of June 30, 2019
Cost of investment	$501,000	$501,000
Less: Impairment in cost of investment	(366,834)	(366,834)
Investment in marketable securities	$134,166	$134,166

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

Unreserved Sdn Bhd	As of September 30, 2019	As of June 30, 2019
Cost of investment	$832,335	$832,335
Less: share of result of investee company	(124,225)	(124,225)
Add: gain on deemed disposal of shares in investee company	16,509	16,509
Investment in investee company	$724,619	$724,619
Reclassify to investment in non-marketable securities	(724,619)	(724,619)
Investment in investee company	$-	-
Investment in non-marketable securities	$724,619	$724,619

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total investment in non-marketable securities	$726,119	$726,119

5. CASH AND CASH EQUIVALENTS

As at September 30, 2019, the Company recorded $2,753,080 of cash and cash equivalents (June 30,2019: $2,857,587), which consists $265,691 of cash on hand (June 30,2019: $353,214) and $2,487,389 (June 30, 2019: $2,504,373) of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum (September 30,2019: 2.95% to 3.25%).

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. TRADE RECEIVABLES

	As of	As of
	September 30, 2019	June 30, 2019
Trade receivables	$628,583	$511,610
Total trade receivables	$628,583	$511,610

7. PREPAYMENTS AND DEPOSITS

	As of	As of
	September 30, 2019	June 30, 2019
Prepaid expenses	$12,420	$21,081
Deposits to supplier	349,629	477,254
Total prepaid expenses and deposits	$362,049	$498,335

8. RELATED PARTY TRANSACTIONS

	Three Months Ended September 30,
	2019	2018	2019	2018
	Revenue		Accounts Receivable, Trade
Agape S.E.A. Sdn Bhd	$236,736	$415,367	$628,583	$745

	Expenses paid on behalf		Accounts Payable, Non-trade
Agape ATP (Asia) Limited	$-	$-	$2,204	$-

	Sundry Purchases		Accounts Payable, Non-trade
Agape Superior Living Pty Ltd	$-	$-	$35,024	$-

Related parties	Relationships
Agape S.E.A. Sdn Bhd	Mr How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Agape ATP (Asia) Limited	Mr How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

9. STOCKHOLDERS’ EQUITY

As of September 30, 2019, and June 30, 2019, there were 376,275,500 of common stocks issued and outstanding. There was no common stock issued and outstanding from the IPO as of September 30, 2019.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2019.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	September 30, 2019	June 30, 2019
Accrued audit fees	2,500	20,000
Accrued professional fees	6,417	-
Deposit received from customer	77,962	78,231
Others	36,413	12,360
Total payables and accrued liabilities	$123,292	$110,591

11. INCOME TAXES

For the three months ended September 30, 2019 and 2018, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three Months Ended September 30,
	2019	2018
Tax jurisdictions from:
- Local	$(86,056)	$(21,497)
- Foreign, representing
Labuan	(22,072)	(81,004)
Hong Kong	10,064	(29,661)
Loss before income tax	$(98,064)	$(132,162)

The provision for income taxes consisted of the following:

	Three Months Ended September 30,
	2019	2018
Current:
- Local	$-	$-
- Foreign	-	3,704

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$3,704

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2019, the operations in the United States of America incurred $524,482 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The tax valuation allowance for September 30, 2019 and 2018 are $110,141 and $76,559 respectively.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2019 and June 30, 2019:

	As of September 30, 2019	As of June 30, 2019

Deferred tax assets:
Net operating loss carry forwards
-United States of America	110,141	92,069
-Hong Kong	-	-
Less: valuation allowance	(110,141)	(92,069)
Deferred tax asset	-	-

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12. AMOUNT DUE TO A DIRECTOR

As of September 30, 2019 and June 30, 2019, a director of the Company advanced $3,926 and $3,938 respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2019, the customers who accounted for 10% or more of the Company’s revenues and its account receivables balance at period-end are presented as follows:

	For the three months ended September 30, 2019		As of September 30, 2019
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$236,736	100%	$628,583
Total:	$236,736	100%	$628,583

For the three months ended September 30, 2018, the customers who accounted for 10% or more of the Company’s revenues and its account receivables balance at period-end are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$415,367	100%	$13,264
Total:	$415,367	100%	$13,264

AGAPE ATP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended September 30, 2019, the vendors who accounted for 10% or more of the Company’s purchases and its account payables balance at period-end are presented as follows:

	For the three months ended September 30, 2019		As of September 30, 2019
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$210,383	100%	$-
Total:	$210,383	100%	$-

For the three months ended September 30, 2018, the vendors who accounted for 10% or more of the Company’s purchases and its account payables balance at period-end are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$314,423	83%	$47,641
Vendor B	64,000	17%	-
Total:	$378,423	100%	$47,641

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

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated September 13, 2019, for the year ended June 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months ended September 30, 2019 and 2018

Revenue

The Company generated revenue of $236,736 for the three months ended September 30, 2019 as compared to $415,367 for the three months ended September 30, 2018. The revenues were mainly derived from the sale of healthy food products.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2019 amounted to $210,383 as compared to $378,423 for the three months ended September 30, 2018. The costs were predominantly cost of goods and packing materials.

Operating Expenses

Selling, general and administrative and other operating expenses for the three months ended September 30, 2019 amounted to $144,282. The amount mainly comprised unrealized foreign exchange losses, rental and professional accounting support fees.

Selling, general and administrative and other operating expenses for the three months ended September 30, 2018 amounted to $118,618. The amount mainly comprised unrealized foreign exchange losses, professional fees incurred in relation to the procurement of central securities depository services and employees’ recruitment fees paid.

Other Income

For the three months ended September 30, 2019, the Company recorded an amount of $19,865 as other income. This income was mainly derived from the interest income earned through the time deposits placed with banks.

For the three months ended September 30, 2018, the Company recorded an amount of $1,621 as other income. This income was mainly unrealized gain in foreign currencies.

Net Loss

The Company sustained net loss of $98,064 and $135,866 for the three months ended September 30, 2019 and 2018 respectively. The losses sustained for both the financial period were predominantly due to minimal revenue generated and relatively high unrealized foreign exchange losses.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital surplus of $3,618,696 consisting of cash on hand of $265,691 and time deposit of $2,487,389 as compared to working capital of $3,720,068 consisting of cash on hand of $353,214 and time deposit of $2,504,373 as of September 30, 2018.

Net cash used in operating activities for the three months ended September 30, 2019 was $107,765 as compared to net cash provided by operating activities of $307,005 for the three months ended September 30, 2018. The cash used in operating activities were mainly to fund accounts receivables.

There were no investing activities nor financing activities for the three months ended September 30, 2019 and 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to theadoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 CONTROLS AND PROCEDURES

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

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2019. We do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

This interim report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

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

For the year ended June 30, 2019, we earned revenue of $236,736 from our major customer. Our major customer may terminate its business relationships with us at any time. We cannot assure you that our major customer will maintain current business relationship with us. If it chooses not to do so, our business, financial condition and operating results may suffer from a material adverse impact.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the year ended June 30, 2019, we purchased $210,383 from our major supplier. Our business, financial condition and operating results depend on the continuous supply of products from our major supplier and our continuous supplier-customer relationship with it. Our heavy reliance on our major supplier for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

Date: November 8, 2019
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

