Form 10-K/A
period 2019-06-30
Agape ATP Corp
filed 2019-12-02
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Agape ATP Corporation. (the “Company”) for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019 (the “2019 Annual Report”), is being filed to amend and restate the Company’s 2019 Annual Report.

1

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

ITEM 11. EXECUTIVE COMPENSATION

*The below figures are in relation to our last two fiscal years.

Summary Compensation Table:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
How Kok Choong, Chief Executive Officer, President, Secretary, Treasurer, Director	2018	-	-	-	-	-	-	-	$-
	2019	-	-	-	-	-	-	-	$-

Compensation of Directors:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director	2018	-	-	-	-	-	-	-	$-
	2019	-	-	-	-	-	-	-	$-

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

10.1	ODM-Supply Agreement, dated January 15, 2018.*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.8 (File No. 333-220144) on October 26, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: December 2, 2019

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

