Form 10-K
period 2019-12-31
Agape ATP Corp
filed 2020-03-27
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended _______________________

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2019 to December 31, 2019

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

Large Accelerated Filer [  ] Accelerated Filer [X] Non-accelerated Filer [  ] Smaller reporting company [X]

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

$804,186,900.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2020
Common Stock, $0.0001 par value	376,275,500

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Period Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

The Company and its subsidiaries provide health and wellness products and advisory services to the public. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplement to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system in our body.

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

Business Overview

Agape ATP Corporation is a company that provides health solution advisory services to our clients. We primarily focus our efforts on attracting customers in Malaysia. Our advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

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

The ATP Zeta Super Health Program consists of eight products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron and YFA-Young Formula.

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

Currently, all our products are acquired from unrelated third parties and rebranded by the Company. We have no expenditures or expenses relating to research and development of our products for our last two fiscal years. We leverage on the smart partnerships models that we have formed, collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. We then communicate our findings and proposals to third-party suppliers to improve formulations, to bring about new products for customers who are ready to market to end-users. We refer to our approach as “the Power of 3”, which we take great pride in. In the future, we will explore sourcing from third party manufacturers located in Australia, the United States, Germany and Malaysia.

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

BEAUNIQUE Mito+ and Mitogize

We retire ATP Regal Mitogize on October 1, 2019. In its stead, an enhanced formula, the BEAUNIQUE Mito+ was introduced in November 2019. As a strong antioxidant drink with great flavor and taste, the preeminence of BEAUNIQUE Mito+ is its ability to further protect and stimulate mitochondria (the powerhouse of cells) in cellular energy (ATP) production with the added advantage of less total sugars and calories. The new formula comprises 11 Superfood including potent mangosteen skin extract. Backed by advanced scientific research and tested on 88 nutrigenomic profile, the new formulation revealed enhanced antioxidant properties. 96.34% DPPH Radical Scavenging activity, an approximate 22% increase compare to Mitogize.

It Promotes:

Cellular health
●	Effective antioxidants to protect from cellular oxidative damages.

Immune health
●	Enhance adaptive immune response.
●	Anti-inflammatory.
●	Strengthen immunity against bacteria and viruses.

Metabolic health
●	Reduce risk of obesity.
●	Reduce risk of vascular diseases.
●	Reduce risk of Type II Diabetic.

Brain health
●	Reduce risk of neurodegenerative diseases.

Skin health
●	Systemic photoprotection.
●	Reduce dark spot formation.
●	Alleviates skin wrinkle and inflammation induced by UV-B irradiation.

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

Beauty Products

The Company’s ENERGETIQUE series aim to provide a total dermal solution for a healthy skin beginning from the cellular level. The series is comprised of Energy Mask, Hyaluronic Acid Serum and Mousse Facial Cleanser.

ENERGY MASK SERIES

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

Unique Characteristics via Nutrigenomic

The Company’s BEAUNIQUE product series focuses on the research of diet’s impact on modifying gene expressions to address genetic variations and deliver a personalized nutrigenomic solution for every individual.

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

New Products Launches

On 3rd November 2019, the Company expanded its beauty products under the ENERGETIQUE series, to include beauty essentials of the skincare routine, i.e. the ÉNERGÉTIQUE Mousse Facial Cleanser and ÉNERGÉTIQUE Hyaluronic Acid Serum. These new products have extended the ÉNERGÉTIQUE brand vision in offering a total dermal solution for a healthy skin beginning from the cellular level.

ÉNERGÉTIQUE Hyaluronic Acid (HA) Serum

Formulated with four functional hyaluronic acid and a unique peptide, this scientifically advanced and intensive quintuple action serum proven to deliver 5Rs dermal benefits. Filled in an innovative yet convenient and hygienics syringe packaging, this HA serum also ensure consumer-perceivable benefits for every skin type.

Benefits

●	REBALANCE - Hydrate the skin surface by forming a protection layer and keep skin moisturized even after cleansing
●	RECOVER – Repair the out-balanced lamellar layer to act as barrier to prevent skin moisture from evaporation
●	REGENERATE - Promote the production of Type I pro-collagen and boost skin’s own production of Hyaluronic Acid up to 3 times
●	REHYDRATE - Nano-sized particles with high capacity of water-holding allow deep penetration and bestows moisture from inside the skin. Long-lasting moisture retention up to 72 hours
●	REMODELLING - Proven to increase skin firmness +200% (cheek, under-eye and neck). Enhance skin viscoelasticity to improves skin roughness

ÉNERGÉTIQUE Mousse Facial Cleanser

Formulated with the mildest surface-active agents available on the market, this facial cleanser was designed to deliver a distinct A to E cleansing benefits to consumers. The unique mousse like-foam delivers a comfortable and soft feeling of the skin during and after use without compromising the moisturizing level and viscoelastic properties of the skin.

Benefits

A.	All Skin Type
	a.	Hypoallergenic
	b.	Non-comedogenic

B.	Balance
	a.	pH-balanced formula with buffer capacity at pH 5.5 of the skin.

C.	Comfortable
	a.	Mild to skin and eyes without irritating or drying your skin
	b.	Comfortable and soft feeling – prolonged comfortable to skin before and after use. Accidental consuming would not be harmful to your body.

D.	Dense
	a.	Mousse-like foam very fine porous foam and smooth skin-feel during use

E.	Effortlessly
	a.	Easily remove light makeup, dirt and impurities.
	b.	Easy to rinse with no residual.

Future Plans

The World Health Organization or WHO, has since March 11, 2020 declared the corona virus or COVID-19 a pandemic. Malaysia, where our products are mainly sold at present, reported 553 cases of the COVID-19 on March 16, 2020; and the number is still rising. In view of the seriousness of the matter, the local government of Malaysia had, on the same day, imposed a nationwide lockdown effective March 18, 2020.

As the intermediary between our suppliers and our sole customer in Malaysia, the onslaught of the pandemic poses challenges to us at both sourcing and supplying our products. Our sole customer has confirmed that onward delivery of our products is via multi-level marketing or MLM to end users who are also members of the MLM group that make up consistent demand of our products. In an effort to embrace globalization, the MLM group has also embarked on e-commerce. The MLM group has synched up with a Malaysian e-commerce trading platform, which will make its debut in the next three months to commence e-marketing and e-trading of its products to members, as well as online e-recruitment of new members. The MLM group is positive that its online e-recruitment service which capitalizes on a large number of followers of well-known key products influencers will dramatically increase the number of members most expediently with minimal cost, thereby increasing demand of our products. Considering our products are health supplements, we also expect impressive demand growth at a time when everyone’s health is at risk. This should translate into sustainable growth once awareness of the importance of health is created.

Although some of the countries from which our products are sourced are experiencing lockdowns, industries involved in the provision of food, especially health products and pharmaceuticals, are normally exempted. We may experience slight delay in products delivery lead time, but barring unforeseen circumstances, the setback should be temporary.

We anticipate operating primarily in Malaysia and expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. When the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, we will set up offices in the countries in which we operate to better service our customers.

We plan to hire at least five to ten salespeople for every country in which we operate. At present, we do not have any salesforce. It will also be necessary for us to acquire office space to conduct operations, have meetings with potential clients, and store acquired inventory. At present, we do not have any distinct timeline in place for expansion into these countries.

We plan to hire additional employees to support our operations in different countries. We believe that hiring fifteen to twenty employees will be sufficient in order to support our operations. We also plan to allocate funds to research new products for the ATP Zeta Super Health Program. However, such development will require intensive research, development and testing. We cannot accurately determine a definitive timeline at present, nor have we determined an appropriate budget, for these future activities. We may also evaluate potential acquisitions in the future which we feel may have some synergy with our current operations.

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

We believe that the principal competitive factors in our type of market include the quality of health supplements, the efficacies of the health supplements, strength and depth of relationships with clients, the ability to identify the changing needs and requirements of prospective clients, and the scope of services. Through utilizing our competitive strengths, we believe that we have a competitive edge over other competitors due to the breadth of our product offerings, one stop convenience, pricing, our services, our reputation and product safety. We are confident we can develop and enlarge our market share in the Malaysian market and potentially further into the overseas market.

Customers

Agape S.E.A. Sdn Bhd, a related party, remains our sole customer as at the end of the fiscal period ended December 31, 2019. Revenue generated for the six months ended December 31, 2019, years ended June 30, 2019 and 2018 were $429,362, $1,524,596 and $487,008 respectively.

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

For the six months ended December 31, 2019, we earned revenue of $429,362 from our major customer. Our major customer may terminate its business relationships with us at any time. We cannot assure you that our major customer will maintain current business relationship with us. If it chooses not to do so, our business, financial condition and operating results may suffer from a material adverse impact.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the six months ended December 31, 2019, we purchased $383,479 from two of our major suppliers. Our business, financial condition and operating results depend on the continuous supply of products from our major supplier and our continuous supplier-customer relationship with it. Our heavy reliance on our major supplier for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

There is no assurance that our major supplier will continue to supply its products in the quantities and timeframes required by us to meet the needs of our customers or comply with its supply agreement with us. Our product supply may also be disrupted by potential labor disputes, strike action or natural disasters or other accidents affecting the supplier. If our supplier does not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cash flow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including Australian Dollar, Malaysian Ringgit and the Hong Kong Dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies would not materially affect our financial results.

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

We face risks related to health epidemics, severe weather conditions and other outbreaks.

In recent years, there have been outbreaks of epidemics in various countries, including Malaysia. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19), which has spread rapidly to many parts of the world, including Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia for the past few weeks.

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of our customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for our products;

●	our sole customer may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We may have to provide significant sales incentives to our sole customer during the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing for a period of time or materially delay delivery to our sole customer, which may also lead to loss of our sole customer; and

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak and the marketable securities that we have invested in could be materially adversely affected, which may lead to significant impairment in the fair values of our investments and in turn materially adversely affect our financial condition and operating results.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2020. We may have to record downward adjustments or impairment in the fair value of investments in the first quarter of 2020, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as flood or hazardous air pollution, or other outbreaks. In response to an epidemic, severe weather conditions, or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impact arising from a severe condition may cause business disruption, resulting in material, adverse impact to our financial condition and results of operations.

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

Risks Related to our Common Stock

The market price of our shares is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

●	variations in our actual and perceived operating results, especially during this time when the COVID-19 pandemic poses a threat;

●	news regarding gains or losses of customers or suppliers by us or our competitors;

●	news regarding gains or losses of key personnel by us or our competitors;

●	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

●	changes in earnings estimates or buy/sell recommendations by financial analysts;

●	potential litigation;

●	the imposition of fines or penalties related to our activities in the market where we operate and failure to comply with applicable rules and regulations;

●	general market conditions or other developments affecting us or our industry; and

●	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Business support services are rendered from:

Our principal executive office at 1705 – 1708, Level 17, Tower 2, Faber Towers, Jalan Desa Bahagia, Taman Desa, 58100 Kuala Lumpur, Malaysia.	Room 2708-9, 2F, The Metropolis Tower, 10 Metropolis Drive, Hunghom, Kowloon, Hong Kong.

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

Holders

As of December 31, 2019, we had 376,275,500 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,208 record holders of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the six months ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2019 and for our last four fiscal years (from the date of incorporation of the Company), This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Years ended June 30,
	2019	2018	2017
Revenue	$1,546,057	$487,005	$-
Net loss	$(519,642)	$(130,274)	$(75,362)
Net loss per share – (basic and diluted)	$(0.00)	$(0.00)	$(0.00)

	As of June 30,
	2019	2018	2017
Total assets	$4,651,755	$5,128,531	$2,312,748
Total liabilities	$71,402	$29,750	$8,100

	Six months ended December 31,
	2019	2018	2017
		(unaudited)	(unaudited)
Revenue	$429,362	$685,288	$489,499
Net loss	$(338,931)	$(142,446)	$(178,678)
Net loss per share – (basic and diluted)	$(0.00)	$(0.00)	$(0.00)

	As of December 31,
	2019	2018	2017
		(unaudited)	(unaudited)
Total assets	$4,335,274	$5,198,181	$2,708,503
Total liabilities	$83,988	$241,847	$144,289

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

Agape ATP Corporation is a company that provides health and wellness products and solution advisory services to our clients. We primarily focus our efforts on attracting customers in Malaysia. Our advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

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

The ATP Zeta Super Health Program consists of ten products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron, YFA-Young Formula, ATPR-Mito + and ORYC-Organic Youth Care Cleansing Bar.

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

Currently, all our products are acquired from unrelated third parties and rebranded by us. We have no expenditures or expenses relating to research and development of our products for our last two fiscal years. We leverage on the smart partnerships model that we have formed, collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. We then communicate our findings and proposals to third-party suppliers to improve formulations, to bring about new products for customers who are ready to market to end-users. We refer to our approach as “the Power of 3”, which we take great pride in. In the future, we will explore sourcing from third party manufacturers located in Australia, the United States, Germany and Malaysia.

As of December 31, 2019, June 30, 2019, and December 31, 2018, our accumulated deficit was $1,089,209, $750,278 and $373,082 respectively. Our stockholders’ equity was $4,251,286, $4,580,353 and $4,956,334, respectively. We have generated $429,362 in revenue for the six months ended December 31, 2019.

Results of Operation

For the six months ended December 31, 2019 and 2018

Revenue

The Company generated revenue of $429,362 for the six months ended December 31, 2019 as compared to $685,288 for the six months ended December 31, 2018. The revenues were mainly derived from the sale of health and wellness products. The decrease in revenue mainly due to lower demand from our related party customer, whom spend less marketing effort to promote its products during the six months ended December 31, 2019 as compared to the same period in 2018.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2019 amounted to $383,479 as compared to $619,355 for the six months ended December 31, 2018. The costs were predominantly cost of goods and packing materials. The decrease in cost of revenue was in line with the decease of revenues for the six months ended December 31, 2019 as compared to the same period in 2018.

Gross Profit

Gross profit for the six months ended December 31, 2019 amounted to $45,883 as compared to $65,933 for the six months ended December 31, 2018. Gross margin for the six months ended December 31, 2019 was approximately 10.7% as compared to approximately 9.6% for the six months ended December 31, 2018. The slightly increase of gross margin was mainly due to the slight increase of our selling price of our health and wellness products.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2019 amounted to $312,270 as compared to $63,068 for the six months ended December 31, 2018. The amount mainly comprised of rental of office premises, travelling, licensing and professional fees which includes legal, audit, accounting and consulting services. The increase of SG&A expenses of approximately $249,000 or 395.1% are mainly due to the increase of professional fees of approximately $200,000 as we have recently hired new professional firm located in the U.S. and Hong Kong, including legal counsel, auditor, and financial reporting consultant, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliance as compared to the six months ended December 31, 2018, we were using local professional firms in Malaysia. Professional fee incurred by the U.S. and Hong Kong firms are generally higher than the professional fee incurred by the Malaysia firms. The increase of SG&A was also due to the increase of approximately $32,000 of travelling expenses for our CEO for potential business developments.

Other Income (Expenses)

For the six months ended December 31, 2019, we recorded an amount of $72,544 as other expenses, net as compared to $138,346 for the six months ended December 31, 2018. During the six months ended December 31, 2019, we recorded approximately $68,000 on unrealized holding loss on marketable securities upon the adoption of ASU 2016-01 on July 1, 2019. The net other expenses of $138,346 incurred during the six months ended December 31, 2018 comprised interest income of $43,000 and net foreign currency translation losses of $83,000 and approximately $98,000 on share of results of investee company from our equity investment.

Net Loss

The Company sustained net loss of $338,931 and $142,446 for the six months ended December 31, 2019 and 2018 respectively. The losses sustained from both of the financial periods were predominantly due to reasons as discussed above.

For the years ended June 30, 2019 and 2018

Revenues

The Company generated revenue of $1,546,057 for the year ended June 30, 2019 as compared to $487,005 for the year ended June 30, 2018. The revenue is mainly derived from the sale of health and wellness products. The increase in revenue mainly due to higher demand from our related party customer as the overall national economy in Malaysia has improved. The end users of our products, who purchase the products from our related party, has more to spend and increased their demand of using our health and wellness products during the year ended June 30, 2019 as compared to the same period in 2018. As a result, our related party has purchased more products from us.

Cost of Revenue

Cost of revenue for the year ended June 30, 2019 amounted to $1,436,705 as compared to $441,409 for the year ended June 30, 2018. The cost mainly consists of cost of goods and packing materials. The increase in cost of revenue was in line with the increase of revenues for the year ended June 30, 2019 as compared to the same period in 2018.

Gross Profit

Gross profit for the year ended June 30, 2019 amounted to $109,352 as compared to $45,596 for the year ended June 30, 2018. Gross margin for the year ended June 30, 2019 was approximately 7.1% as compared to approximately 9.4% for the year ended Jun 30, 2018. The decrease of gross margin was mainly due to the increased of freight in cost of the product labels that we specifically ordered from Taiwan and sent to our manufacturing vendors in the U.S., Germany and Australia during the year ended June 30, 2019.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2019 amounted to $240,522 as compared to $279,682 for the year ended June 30, 2018. The amount mainly comprised of rental of office premises, travelling, licensing and professional fees which includes legal, audit, accounting and consulting services. The decrease of SG&A expenses of approximately $39,000 or 14.0% are mainly due to the decrease of professional fees as we have incurred more professional fees during the year ended June 30, 2018 throughout the initial public offerings (“IPO”) stage from July 1, 2017 until the completion of IPO in March 2018 as compared to the year ended June 30, 2019, our professional fee was mainly incurred from regularly SEC compliance and reporting fee.

Other Income (Expenses)

For the year ended June 30, 2019, we recorded an amount of $388,472 as other expense, net as compared to $109,146 of other income, net generated. During the year ended June 30, 2019, we recorded an impairment loss in investments of approximately $367,000 and approximately $124,000 equity investment loss on share from the investee company offset by approximately $86,000 of foreign currency translation gains. During the year ended June 30, 2018, we mainly derived our other income from the interest income earned through the time deposits placed with banks of approximately $139,000 offset by the share of results of investee company of approximately $30,000.

Net Loss

The Company incurred net loss of $519,642 and $130,274 for the years ended June 30, 2019 and 2018, respectively. The losses sustained from both of the financial periods were predominantly due to reasons as discussed above.

Liquidity and Capital Resources

The World Health Organization or WHO, has since March 11, 2020 declared the corona virus or COVID-19 a pandemic. Malaysia, where our products are mainly sold at present, reported 553 cases of the COVID-19 on March 16, 2020; and the number is still rising. In view of the seriousness of the matter, the local government of Malaysia had, on the same day, imposed a nationwide lockdown effective March 18, 2020.

As the intermediary between our suppliers and our sole customer in Malaysia, the onslaught of the pandemic poses challenges to us at both sourcing and supplying our products. Our sole customer has confirmed that onward delivery of our products is via multi-level marketing or MLM to end users who are also members of the MLM group that make up consistent demand of our products. In an effort to embrace globalization, the MLM group has also embarked on e-commerce. The MLM group has synched up with a Malaysian e-commerce trading platform, which will make its debut in the next three months to commence e-marketing and e-trading of its products to members, as well as online e-recruitment of new members. The MLM group is positive that its online e-recruitment service which capitalizes on a large number of followers of well-known key products influencers will dramatically increase the number of members most expediently with minimal cost, thereby increasing demand of our products. Considering our products are health supplements, we also expect impressive demand growth at a time when everyone’s health is at risk. This should translate into sustainable growth once awareness of the importance of health is created. In term of collectability of our accounts receivable from our sole customer, an entity in which our President and CEO has significant influence and is financially healthy, we believe the financial effect of our collection from our sole customer will not be impacted.

Although some of the countries from which our products are sourced are experiencing lockdowns, industries involve in the provision of food especially health products and pharmaceuticals are normally exempted. We may experience slight delay in products delivery lead time but barring unforeseen circumstances, the setback should be temporary.

We anticipate operating primarily in Malaysia and expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. When the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, we will set up offices in the countries in which we operate to better service our customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2020. In addition, we may have to record downward adjustments or impairment in the fair value of investments in the first quarter of 2020, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. To date, we have financed our operations primarily through equity financial from our sales of common stock in March 2018.

As of December 31, 2019, we had working capital of $3,452,665 consisting of cash in bank of $238,937 and time deposit of $2,505,520 as compared to working capital of $3,720,068 consisting of cash in bank of $353,214 and time deposit of $2,504,373 as of June 30, 2019. The revenues, generated from our current business operations will be sufficient to fund our operations. If we make strategic planning to further expand our business in the near future, we will likely require additional capital to further expand our business. The potential expansion may include spending on marketing expenses to expand our marketing channels or acquiring manufacturing companies to reduce our product cost. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our business development. We believe we have sufficient cash and cash equivalents to fund our operations 12 months from the report issuance date.

The following summarizes the key components of our cash flows for the six months ended December 31, 2019 and 2018 and for the years ended June 30, 2019 and 2018:

	For the six months ended		For the years ended
	December 31, 2019	December 31, 2018	June 30, 2019	June 30, 2018
		(Unaudited)
Net cash used in operating activities	$(113,945)	$(76,591)	$(667,064)	$(347,977)
Net cash used in investing activities	-	(1,000)	(2,500)	(1,362,490)
Net cash provided by (used in) financing activities	-	(745)	(5,318)	2,930,267
Effect of exchange rate on cash and cash equivalents	815	(2)	1,214	(1,293)
Net change in cash and cash equivalents	$(113,130)	$(78,338)	$(673,668)	$1,218,507

Operating activities

Net cash used in operating activities for the six months ended December 31, 2019 was $113,945 and mainly comprised of net loss of $338,931, the increase of accounts receivable – related party of $85,602 and the decrease of accounts payable (including related party) of $32,308 offset by the non-cash expense on unrealized holding loss on marketable securities of $68,391, the decrease in prepayments and deposits of $229,638, and the increase in other payables and accrued liabilities of $44,867.

Net cash used in operating activities for the six months ended December 31, 2018 was $78,338 and mainly comprised of net loss of $142,466, the increase in prepayments and deposits of $245,128 and the decrease in other payables and accrued liabilities of $11,865 offset by the non-cash expense of share of result of investee company of $98,140 and the increase in customer deposit of $217,743.

Net cash used in operating activities for the year ended June 30, 2019 was $667,064 and mainly comprised of net loss of $519,642, the increase in account receivables – related party of $433,338, and the increase of prepayments and deposits of $233,394 offset by the non-cash expense of share of result of investee company of $124,225 and impairment in cost of investments of $366,834, the increase in accounts payable – related party of $35,145 and the increase in other payables and accrued liabilities of $11,825.

Net cash used in operating activities for the year ended June 30, 2018 was $347,977 and mainly comprised of net loss of $130,274 and the increase of prepayments and deposits of $264,941 offset by the non-cash expense of share of result of investee company of $30,155 and the increase in other payables and accrued liabilities of $11,749.

Investing activities

There were no investing activities for the six months ended December 31, 2019.

Net cash used in investing activities for the six months ended December 31, 2018 was $1,000 which is due to the investment in financial assets.

Net cash used in investing activities for the year ended June 30, 2019 was $2,500 which is due to the investment in marketable and non-marketable securities.

Net cash used in investing activities for the year ended June 30, 2018 was $1,362,490, which consists of $500,000 of investment in marketable securities and $862,490 of investment in investee company.

Financing activities

There were no financing activities for the six months ended December 31, 2019.

Net cash used in financing activities for the six months ended December 31, 2018 was $745 which is due to the repayment to a related party.

Net cash used in financing activities for the year ended June 30, 2019 was $5,318 which is due to the repayment to a director.

Net cash provided by financing activities for the year ended June 30, 2018 was $2,930,267 which is mainly due to the proceed from sale of common stock of approximately $2.9 million.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical accounting polices

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for deferred tax assets and uncertain tax position, and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

Revenue recognition

On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method for contracts that were not completed as of June 30, 2019. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration expected to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition of this ASU allows the Company to recognize revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time for the Company’s sale of health and wellness products.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of substantially collection.

Prior to July 1, 2019, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured. Revenue from supplies of health and wellness d products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded.

The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption on July 1, 2019, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

Sales of Health and Wellness products

- Performance obligations satisfied at a point in time

On July 1, 2019, the Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the health and wellness products are transferred to its customer at the Company’s office or shipment of the goods, which is generally similar to when its delivery has occurred prior to July 1, 2019. Such revenues are recognized at a point in time after all performance obligations are satisfied. The revenue is recorded net of estimated discounts and return allowances. Historically, there were no sales return as the Company’s products sold are not refundable, returnable or exchangeable.

Fair value of financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.

For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 due the Company is qualified as an emerging growth company. The Company is currently evaluating the impact of ASU 2019-05 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk. Substantially most of our revenues are denominated in the U.S. dollar while most of our expenses are denominated in Malaysian Ringgit and Hong Kong Dollar. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Although in general, our exposure to foreign exchange risks should be limited, the value of an investment in our Common Stock may be affected by the foreign exchange rate between U.S. dollar and Malaysian Ringgit; and U.S. dollar and Hong Kong Dollar because the value of our business is effectively denominated in Malaysian Ringgit and Hong Kong Dollar, while the Common Stock is traded in U.S. dollars.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2019. (1) The Company did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. (2) Lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures; lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned. (3) We do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we will prepare written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines, to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	We intend to engage an external consulting firm to supplement our efforts to the implementation of the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework for internal controls.

2.	We intend to establish an internal audit function with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control.

3.	Once we hire additional employees, we intend to initiate a comprehensive program and development plan to provide ongoing company-wide trainings regarding internal control, with particular emphasis on our accounting staff.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	56	Chief Executive Officer, President, Secretary, Treasurer, Director

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies with advice from third party consultants.

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

In order to maintain good corporate governance and in view of the Company’s planned expansion, the Company plans to establish a full board comprising the nominating, compensation, and audit committees during the year.

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
4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or
(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. How Kok Choong, the Chief Executive Officer, President, Secretary, Treasurer, Director of the Group had not received nor drawn any (i) Salary; (ii) Bonus; (iii) Stock compensation; (iv) Option awards, (v) Non-equity incentive plan compensation, (vi) Non-qualified deferred compensation earnings and (vii) Any other compensations in the last two fiscal years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, the Company has 376,275,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director; collectively this includes HKC Holdings Sdn. Bhd.*	254,429,000	67.62%	none	n/a	67.62%
5% Shareholders
-	-	-	-	-	-

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

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Agape S.E.A. Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Agape Superior Living Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape Superior Living Sdn Bhd

Agape ATP (Asia) Limited	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

Related parties	Relationships

Greenpro Capital Corp.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is an approximately 4.7% shareholder in the Company. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan.

Mr. How Kok Choong, the CEO and director of the Company is also the director of Greenpro Capital Corp. Mr. How Kok Choong ceased to be the director of Greenpro Capital Corp. in November 2018.

Related party transactions as of and for six months ended December 31, 2019 and 2018 are as per table below:

	For the six months ended		As of
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
		(Unaudited)		(Unaudited)
	Revenue		Accounts Receivable, Trade

Agape S.E.A. Sdn Bhd	$429,362	$685,288	$520,786	$-

	Professional fee		Accounts Payable, Non-trade

Greenpro Capital Corp.	$-	$4,500	$-	$-

	Expenses paid on behalf		Amount due from a related party

Agape ATP (Asia) Limited	$-	$-	$2,217	$-

Related party transactions as of and for years ended June 30, 2019 and 2018 are as per table below:

	Years ended		As of
	June 30, 2019	June 30, 2018	June 30, 2019
	Revenue		Accounts Receivable, Trade
Agape S.E.A. Sdn Bhd	$1,524,596	$487,005	$433,338
Agape Superior Living Pty Ltd	21,461	-	-
Total	$1,546,057	$487,005	$433,338

	Professional fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$12,000	$214,883	$-

	Company Secretarial fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$3,282	$292	$-

	License fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$1,509	$-	$-

	Incorporation fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$-	$1,419	$-

	Expenses paid on behalf		Amount due from A related party
Agape Superior Living Sdn Bhd	$-	$745	$-

	Expenses paid on behalf		Amount due from A related party
Agape ATP (Asia) limited	$2,210	$-	$2,210

	Sundry purchases		Accounts Payable, Non-trade
Agape Superior Living Pty Ltd	$35,145	$-	$35,145

In addition, as of December 31, 2019, June 30, 2019 and December 31, 2018, our Director, Mr. How Kok Choong, advanced $3,952, $3,938 and $3,921, respectively to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Total Asia Associates PLT was our independent auditor for the quarter ended September 30, 2019 and for the years ended June 30, 2019 and 2018 and incurred audit fees in the total of $2,500, $23,000, and $25,000, respectively. Friedman LLP is our independent auditor for the six months ended December 31, 2019 and incurred audit fees in the total of $80,000.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the six months ended		For the years ended
	December 31, 2019	December 31, 2018	June 30, 2019	June 30, 2018

Audit fees	$82,500	$6,000	$23,000	$25,000

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

Date: March 27, 2020

	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agape ATP Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Agape ATP Corporation (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the six-month period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the six-month period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019

New York, New York

March 27, 2020

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

Kuala Lumpur, Malaysia

September 10, 2019

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,	June 30,	December 31,
	2019	2019	2018
			(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,744,457	$2,857,587	$3,452,917
Accounts receivable – related party	520,786	433,338	-
Amount due from a related party	2,217	2,210	-
Prepayments and deposits	269,193	498,335	510,069
Total Current Assets	3,536,653	3,791,470	3,962,986

OTHER ASSETS
Investment in investee company	-	-	734,195
Investment in marketable securities	66,484	134,166	501,000
Investment in non-marketable securities	732,137	726,119	-
Total other assets	798,621	860,285	1,235,195

TOTAL ASSETS	$4,335,274	$4,651,755	$5,198,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,790	$-	$-
Accounts payable – related party	-	35,145	-
Customer deposits	-	-	217,743
Income tax payable	-	-	12,299
Other payables and accrued liabilities	77,246	32,319	7,884
Amount due to a director	3,952	3,938	3,921
Total Current Liabilities	83,988	71,402	241,847

TOTAL LIABILITIES	83,988	71,402	241,847

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 issued and outstanding as of December 31, 2019, June 30, 2019 and December 31, 2018	37,628	37,628	37,628
Additional paid in capital	5,293,082	5,293,082	5,293,082
Accumulated deficit	(1,089,209)	(750,278)	(373,082)
Accumulated other comprehensive loss	9,785	(79)	(1,294)
TOTAL STOCKHOLDERS’ EQUITY	4,251,286	4,580,353	4,956,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,335,274	$4,651,755	$5,198,181

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended		For the years ended
	December 31,		June 30,
	2019	2018	2019	2018
		(Unaudited)

REVENUE – RELATED PARTY	$429,362	$685,288	$1,546,057	$487,005

COST OF REVENUE	(383,479)	(619,355)	(1,436,705)	(441,409)

GROSS PROFIT	45,883	65,933	109,352	45,596

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(312,270)	(63,068)	(240,522)	(279,682)

INCOME (LOSS) FROM OPERATIONS	(266,387)	2,865	(131,170)	(234,086)

OTHER INCOME/(EXPENSES)
Other Income/(Expenses), Net	(4,153)	(40,206)	86,078	139,301
Loss from equity investment	-	(98,140)	(124,225)	(30,155)
Unrealized holding loss on marketable securities	(68,391)	-	-	-
Gain on deemed disposal of shares in Investee Company	-	-	16,509	-
Impairment loss in equity investment	-	-	(366,834)	-
TOTAL OTHER INCOME/(EXPENSES), NET	(72,544)	(138,346)	(388,472)	109,146

NET LOSS BEFORE INCOME TAXES	(338,931)	(135,481)	(519,642)	(124,940)

PROVISION FOR INCOME TAXES	-	(6,965)	-	(5,334)

NET LOSS	(338,931)	(142,446)	(519,642)	(130,274)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	9,864	(1)	1,214	(1,293)

COMPREHENSIVE LOSS	$(329,067)	$(142,447)	$(518,428)	$(131,567)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,275,500	376,275,500	376,275,500	373,017,955

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2017	371,350,000	$37,135	$2,367,875	$(100,362)	$-	$2,304,648
Net loss	-	-	-	(130,274)	-	(130,274)
IPO completed on March 9, 2018 at $1.00 per share	2,925,500	293	2,925,207	-	-	2,925,500
Shares issued to Adam, Network 1 and Damon completed on April 16, 2018 at $0.0001 per share	2,000,000	200	-	-	-	200
Foreign currency translation adjustment	-	-	-	-	(1,293)	(1,293)
Balance as of June 30, 2018	376,275,500	$37,628	$5,293,082	$(230,636)	$(1,293)	$5,098,781
Net loss	-	-	-	(142,446)	-	(142,446)
Foreign currency translation adjustment	-	-	-	-	(1)	(1)
Balance as of December 31, 2018 (unaudited)	376,275,500	$37,628	$5,293,082	$(373,082)	$(1,294)	$4,956,334
Net loss	-	-	-	(377,196)	-	(377,196)
Foreign currency translation adjustment	-	-	-	-	1,215	1,215
Balance as of June 30, 2019	376,275,500	$37,628	$5,293,082	$(750,278)	$(79)	$4,580,353
Net loss	-	-	-	(338,931)	-	(338,931)
Foreign currency translation adjustment	-	-	-	-	9,864	9,864
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the six months ended December 31,		For the years ended June 30,
	2019	2018	2019	2018
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,931)	$(142,446)	$(519,642)	$(130,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from equity investment	-	98,140	124,225	30,155
Unrealized holding loss on marketable securities	68,391	-	-	-
Gain on deemed disposal of shares in Investee Company	-	-	(16,509)	-
Impairment in cost of investment	-	-	366,834	-
Deferred tax expenses	-	-	-	5,334
Changes in operating assets and liabilities:
Accounts receivable – related party	(85,602)	-	(433,338)	-
Amount due from a related party	-	-	(2,210)	-
Prepayments and deposits	229,638	(245,128)	(233,394)	(264,941)
Accounts payable	2,778	-	-	-
Accounts payable – related party	(35,086)	-	35,145	-
Customer deposits	-	217,743	-	-
Income taxes payable	-	6,965	-	-
Other payables and accrued liabilities	44,867	(11,865)	11,825	11,749
Net cash used in operating activities	(113,945)	(76,591)	(667,064)	(347,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Investee Company	-	-	-	(862,490)
Investment in marketable securities	-	(1,000)	(1,000)	(500,000)
Investment in non-marketable securities	-	-	(1,500)	-
Net cash used in investing activities	-	(1,000)	(2,500)	(1,362,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in share capital	-	-	-	493
Proceeds from sale of common stock	-	-	-	2,925,207
Amount due to a related party	-	(745)	-	745
Amount due to a director	-	-	(5,318)	3,822
Net cash (used in) provided by financing activities	-	(745)	(5,318)	2,930,267

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	815	(2)	1,214	(1,293)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113,130)	(78,338)	(673,668)	1,218,507

CASH AND CASH EQUIVALENTS, beginning of period	2,857,587	3,531,255	3,531,255	2,312,748

CASH AND CASH EQUIVALENTS, end of period	$2,744,457	$3,452,917	$2,857,587	$3,531,255

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Amount transferred from investment in investee company to investment in non-marketable securities	$-	$-	$724,619	$-

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company and its subsidiaries provide health and wellness products and advisory services to the public. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplement to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system in our body.

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

Business Overview

Agape ATP Corporation is a company that provides health solution advisory services to our clients. We primarily focus our efforts on attracting customers in Malaysia. Our advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The ATP Zeta Super Health Program consists of eight products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The ten products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron and YFA-Young Formula.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Change of year end

As of December 31, 2019, the Company changed its fiscal year end from June 30 to December 31. The consolidated financial statements consist of a six-month transition period ended December 31, 2019 and 2018 (unaudited), and the fiscal years ended June 30, 2019 and 2018.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for deferred tax assets and uncertain tax position, and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable – related party

Accounts receivable – related party are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2019, June 30, 2019 and December 31, 2018, all of the Company’s accounts receivable balance are due from a related party, as a result, no valuation allowance was made.

Prepayments and deposits

Prepayments and deposits are cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

Investment in investee company

The Company evaluates investment in investee company as it holds an equity interest based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for using the equity method. Significant influence is generally considered to exist when the Company has voting shares representing 20% to 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Dividends received from the equity method investments are recorded as reductions in the cost of such investments. The Company generally considers an ownership interest of 20% or higher to represent significant influence.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Investment in marketable equity securities

Prior to July 1, 2019, marketable securities included in investment in marketable equity securities (non-current) are stated at the lower of cost or market in the aggregate. Other marketable securities (non-current) are stated at the lower of cost or market in the aggregate and investments other than marketable equity securities in other investments (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary. Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

On July 1, 2019, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss in the caption of “unrealized holding losses on marketable securities” in each reporting period.

Investment in non-marketable equity securities

Prior to July 1, 2019, investments in non-marketable equity securities (non-current) are stated at cost less any significant decline in fair value assessed to be other than temporary. Realized gains and losses on the sale of securities are based on the average cost of all the units of a particular security held at the time of sale.

On July 1, 2019, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Due to the Company’s non-marketable equity securities (non-current) does not qualify for the practical expedient to estimate fair value in accordance with ASC 820-10-35-59, the Company has selected to record its investments in non-marketable equity securities (non-current) at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issue.

At each reporting period, the Company will make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The qualitative assessment indicators include, but are not limited to: (1) A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) A significant adverse change in the regulatory, economic, or technological environment of the investee; (iii) A significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; (iv) A bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and (v) Factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the qualitative assessment indicators indicated that the non-marketable equity securities (non-current) is deemed to be impaired, the Company would recognize the impairment loss equal to the difference between the fair value of the investment and its carrying amount.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Revenue recognition

On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method for contracts that were not completed as of June 30, 2019. This did not result in an adjustment to retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration expected to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition of this ASU allows the Company to recognize- revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time for the Company’s sale of health and wellness products.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of substantially collection.

Prior to July 1, 2019, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured. Revenue from supplies of health and wellness products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded.

The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption on July 1, 2019, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Sales of Health and Wellness products

- Performance obligations satisfied at a point in time

On July 1, 2019, the Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the health and wellness products are transferred to its customer at the Company’s office or shipment of the goods, which is generally similar to when its delivery has occurred prior to July 1, 2019. Such revenues are recognized at a point in time after all performance obligations are satisfied. The revenue is recorded net of estimated discounts and return allowances. Historically, there were no sales return as the Company’s products sold are not refundable, returnable or exchangeable.

Disaggregated information of revenues by products are as follows:

	For the six months ended		For the years ended
	December 31, 2019	December 31, 2018	June 30, 2019	June 30, 2018
		(Unaudited)

Survivor Select	$-	$204,138	$203,815	$104,656
Energized Mineral Concentrate	100,270	222,789	361,092	66,573
Ionized Cal-Mag	-	-	55,731	43,124
Omega Blend	68,927	97,170	165,999	68,561
BetaMaxx	67,789	87,793	211,280	126,191
Iron	-	2,813	2,809	20,270
Young Formula	-	-	117,480	57,630
Organic Youth Care Cleansing Bar	17,206	-	17,751	-
Energetique Hyaluronic Acid Serum	175,170	-	-	-
Trim+	-	-	198,862	-
Lipomask	-	70,585	211,238	-
Total revenues	$429,362	$685,288	$1,546,057	$487,005

Cost of revenue

Cost of revenue includes freight-in and the purchase cost of manufactured goods for sale to customers

Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of rental of office premises, travelling, licensing and professional fees.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax.

The Company conducts much of its businesses activities in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation and transaction

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) albeit its functional currency being the primary currency of the economic environment in which the entity operates is the Malaysian Ringgit (“MYR”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), similar to its functional currency.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the six months ended December 31,		As of and for the year ended June 30,
	2019	2018	2019	2018

Period-end MYR : US$1 exchange rate	4.09	4.14	4.13	4.03
Period-average MYR : US$1 exchange rate	4.16	4.13	4.13	4.21
Period-end HKD : US$1 exchange rate	7.79	7.83	7.81	-
Period-average HKD : US$1 exchange rate	7.83	7.84	7.84	-
Period-end AUD : US$1 exchange rate	1.43	-	1.42	-
Period-average AUD : US$1 exchange rate	1.46	-	1.42	-

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company.

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Operating leases

A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. All leases of the Company are currently classified as operating leases. The Company records the total expenses on a straight-line basis over the lease term.

Effective July 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842 as of July 1, 2019, as the Company did not have any existing leases with a lease term in excess of twelve months on July 1, 2019

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In July 2017, the FASB Issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 due the Company is qualified as an emerging growth company. The Company is currently evaluating the impact of ASU 2019-05 will have on its consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation, such as reclassifying $366,834 impairment in cost of investments from selling, general and administrative expenses to other income (expenses) for the year ended June 30, 2019, reclassifying accounts receivable – related party of $78,272 as of June 30, 2019 to be net against other payables and accrued liabilities, and reclassifying cash inflows of $78,272 from changes in other payables and accrued liabilities to accounts receivable – related party for the year ended June 30, 2019. These reclassifications have no effect on the reported revenues, net loss or total assets.

3. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

	As of December 31, 2019	As of June 30, 2019	As of December 31, 2018
			(Unaudited)
Cost of investment	$134,166	$501,000	$501,000
Less: Impairment in cost of investment	-	(366,834)	-
Less: Unrealized holding loss	(68,391)	-	-
Exchange rate effect	709	-	-
Investment in marketable securities	$66,484	$134,166	$501,000

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INVESTMENT IN NON-MARKETABLE SECURITIES

The Company invested in Unreserved Sdn Bhd with the investment amount of $863,592 (MYR3,500,000), which approximated 20% of the equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. On March 10, 2019 Unreserved Sdn Bhd issued additional common stock for working capital. As the Company did not subscribe for the additional common stock, the Company’s equity interest in investee company was diluted from approximately 20.0% to approximately 17.86%. Effective from March 10, 2019, the Company discontinued equity accounting on the investee company. The Company also ceased control over the operations of the investee company on the same date. Accordingly, the investment in investee company was reclassified to investment in non-marketable securities.

Unreserved Sdn Bhd is incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr. Lim Hun Soon @ David Lim and Ms. Aniza Helina Akmi Karim are the directors of Unreserved Sdn Bhd. Mr. How Kok Choong was a director of the company from April 30, 2018 to March 27, 2019.

On March 2, 2020, the Company agreed to sell the 17.86% ownership interest in Unreserved Sdn Bhd at December 31, 2019 carrying value of $730,637 to Mr. How Kok Choong, the CEO and director of the Company.

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

Unreserved Sdn Bhd	As of December 31, 2019	As of June 30, 2019	As of December 31, 2018
			(Unaudited)
Cost of investment	$-	$832,335	$832,335
Less: loss of equity of investee company	-	(124,225)	(98,140)
Add: gain on deemed disposal of shares in investee company	-	16,509	-
Investment in investee company	$-	$724,619	$734,195
Reclassify to investment in non-marketable securities	-	(724,619)	-
Investment in investee company	$-	$-	$-

Investment in non-marketable securities	$730,637	$724,619	$-

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500	$1,500

Total investment in non-marketable securities	$732,137	$726,119	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. CASH AND CASH EQUIVALENTS

As of December 31, 2019, June 30, 2019 and December 31, 2018, the Company recorded $2,744,457, $2,857,587, and $3,452,917 (unaudited), respectively, of cash and cash equivalents, which consists $238,937, $353,214, and $990,323 (unaudited), respectively, of cash in bank and $2,505,520, $2,504,373 and $2,462,594 (unaudited), respectively, of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum.

6. ACCOUNTS RECEIVABLE – RELATED PARTY

	As of December 31, 2019	As of June 30, 2019	As of December 31, 2018
			(Unaudited)
Accounts receivable – related party	$520,786	$433,338	$-
Allowance for doubtful accounts	-	-	-
Total accounts receivables – related party	$520,786	$433,338	$-

7. PREPAYMENTS AND DEPOSITS

	As of December 31, 2019	As of June 30, 2019	As of December 31, 2018
			(Unaudited)
Prepaid expenses	$2,641	$21,081	$2,702
Deposits to supplier	266,552	477,254	507,367
Total prepaid expenses and deposits	$269,193	$498,335	$510,069

8. RELATED PARTY TRANSACTIONS

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Agape S.E.A. Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Agape Superior Living Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape Superior Living Sdn Bhd

Agape ATP (Asia) Limited	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

Greenpro Capital Corp.

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is an approximately 4.7% shareholder in the Company. Greenpro Venture Capital Limited is owned by Greenpro Capital Corp. The controlling shareholders of Greenpro Capital Corp. are Mr. Lee Chong Kuang and Mr. Loke Che Chan.

Mr. How Kok Choong, the CEO and director of the Company is also the director of Greenpro Capital Corp. Mr. How Kok Choong ceased to be the director of Greenpro Capital Corp. in November 2018.

Related party transactions as of and for six months ended December 31, 2019 and 2018 are as per table below:

	For the six months ended		As of
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
		(Unaudited)		(Unaudited)
	Revenue		Accounts Receivable, Trade

Agape S.E.A. Sdn Bhd	$429,362	$685,288	$520,786	$-

	Professional fee		Accounts Payable, Non-trade

Greenpro Capital Corp.	$-	$4,500	$-	$-

	Expenses paid on behalf		Amount due from a related party

Agape ATP (Asia) Limited	$-	$-	$2,217	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party transactions as of and for years ended June 30, 2019 and 2018 are as per table below:

	Years ended		As of
	June 30, 2019	June 30, 2018	June 30, 2019
	Revenue		Accounts Receivable, Trade
Agape S.E.A. Sdn Bhd	$1,524,596	$487,005	$433,338
Agape Superior Living Pty Ltd	21,461	-	-
Total	$1,546,057	$487,005	$433,338

	Professional fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$12,000	$214,883	$-

	Company Secretarial fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$3,282	$292	$-

	License fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$1,509	$-	$-

	Incorporation fee		Accounts Payable, Non-trade
Greenpro Capital Corp.	$-	$1,419	$-

	Expenses paid on behalf		Amount due from A related party
Agape Superior Living Sdn Bhd	$-	$745	$-

	Expenses paid on behalf		Amount due from A related party
Agape ATP (Asia) limited	$2,210	$-	$2,210

	Sundry purchases		Accounts Payable, Non-trade
Agape Superior Living Pty Ltd	$35,145	$-	$35,145

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2019, June 30, 2019 and December 31, 2018, there were 200,000,000 preferred shares authorized but none were issued and outstanding.

Common stock

As of December 31, 2019, June 30, 2019 and December 31, 2018, there were 376,275,500 of common stocks issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2019, June 30, 2019 and December 31, 2018.

10. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2019	As of June 30, 2019	As of December 31, 2018
			(Unaudited)
Accrued professional fees	$58,594	$20,000	$7,884
Others	18,652	12,319	-
Total payables and accrued liabilities	$77,246	$32,319	$7,884

11. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the six months ended		For the years ended
	December 31, 2019	December 31, 2018	June 30, 2019	June 30, 2018
		(Unaudited)
Tax jurisdictions from:
- Local	$(279,476)	$(33,977)	$(76,309)	$(261,918)
- Foreign - Labuan	(4,174)	(45,576)	(2,777)	134,806
- Foreign – Hong Kong	(55,281)	(55,928)	(440,556)	2,172
Loss before income tax	$(338,931)	$(135,481)	$(519,642)	$(124,940)

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

	For the six months ended		For the years ended
	December 31, 2019	December 31, 2018	June 30, 2019	June 30, 2018
(Unaudited)
Current:
- Local	$-	$-	$-	$-
- Foreign	-	6,965	-	5,334

Deferred:
- Local	-	-	-	-
- Foreign	-	-	-	-

Income tax expense	$-	$6.965	$-	$5,334

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2019, June 30, 2019 and December 31, 2018, the operations in the United States of America incurred $717,901, $438,426, and $395,095 (unaudited), respectively, of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2037 and ending in 2039, if unutilized. The tax valuation allowance as of December 31, 2019, June 30, 2019 and December 31, 2018 are $150,759, $92,069 and $82,970 (unaudited), respectively.

Labuan

Under the current laws of the Labuan, Agape ATP Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit. Due to Agape ATP Corporation is a holding company, it did not generate any income nor incurred any income tax. In addition, its related expenses incurred cannot be carried forward to offset any future operation income.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the six months ended		For the years ended
	December 31, 2019	December 31, 2018	June 30, 2019	June 30, 2018
		(Unaudited)
U.S. statutory rate	21.0%	21.0%	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%	(21.0)%	(21.0)%
Permanent difference (1)	0.0%	(5.1)%	0.0%	(4.3)%
Effective tax rate	0.0%	(5.1)%	0.0%	(4.3)%

(1) This was related to disallowed expenditure incurred in the ordinary course of business.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31, 2019	As of June 30, 2019	As of December 31, 2018
			(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$150,759	$92,069	$82,970
Less: valuation allowance	(150,759)	(92,069)	(82,970)
Deferred tax asset	$-	$-	$-

12. AMOUNT DUE TO A DIRECTOR

As of December 31, 2019, June 30, 2019 and December 31, 2018, a director of the Company advanced $3,952, $3,938 and $3,921 (unaudited), respectively, to the Company, which is unsecured, interest-free with no fixed repayment term, for working capital purpose. Imputed interest is considered insignificant.

13. CONCENTRATIONS OF RISKS

(a) Major customers

For the six months ended December 31, 2019 and 2018, one customer accounted for 100% of the Company’s total revenues. For the years ended June 30, 2019 and 2018, one customer accounted for approximately 99% and 100% of the Company’s total revenues, respectively.

As of December 31, 2019, and June 30, 2019, one customer accounted for 100% of the total balance of accounts receivable.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Major vendors

For the six months ended December 31, 2019, two vendors accounted for approximately 59% and 41% of the Company’s total purchases, respectively. For the six months ended December 31, 2018, one vendor accounted for approximately 89% of the Company’s total purchases. For the year ended June 30, 2019, two vendors accounted for approximately 71% and 26% of the Company’s total purchases. For the year ended June 30, 2018, one vendor accounted for 100% of the Company’s total purchases.

As of December 31, 2019 and June 30, 2019, one vendor accounted for 100% of the total balance of accounts payable.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company did not have any bad debt on its account receivable.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RM$ and HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

14. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into an operating lease agreement for an office in Hong Kong. The Company’s commitment for minimum lease payments under these operating leases as of December 31, 2019 for the next two years is as follow:

Twelve months ending December 31,	Minimum lease payment
2020	$17,973
Thereafter	-
Total minimum payments required	$17,973

Rent expense for the six months ended December 31, 2019 and 2018 was $26,828 and $8,932 (Unaudited), respectively. Rent expense for the years ended June 30, 2019 and 2018 was $35,706 and $0, respectively

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of December 31, 2019 for the next five years and thereafter is as follows:

Twelve months ending December 31,	Minimum purchase
2020	$693,900
2021	693,900
2022	693,900
2023	693,900
2024	693,900
Thereafter	2,081,700
Total minimum purchase commitments required	$5,551,200

As of the date of this report, the Company’s vendor is not able to meet the Company’s minimum purchase commitment of the health and wellness products due to the manufacturing process was being delayed by its vendor.

Contingencies

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

15. SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in Malaysia. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Malaysia economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

