Form 10-Q
period 2020-03-31
Agape ATP Corp
filed 2020-05-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2020
Common Stock, $0.0001 par value	376,275,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,588,207	$2,744,457
Accounts receivable – related party	523,141	520,786
Amount due from a related party	2,227	2,217
Prepayments and deposits	304,993	269,193
Amount due from a director	656,495	-
Total Current Assets	4,075,063	3,536,653

OTHER ASSETS
Investment in marketable securities	48,202	66,484
Investment in non-marketable securities	1,500	732,137
Total other assets	49,702	798,621

TOTAL ASSETS	$4,124,765	$4,335,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$2,790
Other payables and accrued liabilities	97,459	77,246
Amount due to a director	-	3,952
Total Current Liabilities	97,459	83,988

TOTAL LIABILITIES	97,459	83,988

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, par value $0.0001; 1,000,000,000 shares authorized, 376,275,500 issued and outstanding as of March 31, 2020 and December 31, 2019	37,628	37,628
Additional paid in capital	5,293,082	5,293,082
Accumulated deficit	(1,320,959)	(1,089,209)
Accumulated other comprehensive income	17,555	9,785
TOTAL STOCKHOLDERS’ EQUITY	4,027,306	4,251,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,124,765	$4,335,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
REVENUE – RELATED PARTY	$-	$464,297

COST OF REVENUE	-	(420,178)

GROSS PROFIT	-	44,119

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(159,516)	(28,226)

INCOME (LOSS) FROM OPERATIONS	(159,516)	15,893

OTHER INCOME (EXPENSES)
Other Income (Expenses), Net	(53,696)	57,933
Loss from equity investment	-	(26,085)
Unrealized holding loss on marketable securities	(18,538)	-
Gain on deemed disposal of shares in Investee Company	-	16,509
TOTAL OTHER INCOME (EXPENSES), NET	(72,234)	48,357

INCOME (LOSS) BEFORE INCOME TAXES	(231,750)	64,250

BENEFIT FOR INCOME TAXES	-	6,965

NET INCOME (LOSS)	(231,750)	71,215

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,770	(3,197)

COMPREHENSIVE INCOME (LOSS)	$(223,980)	$68,018

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic and diluted	376,275,500	376,275,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018	376,275,500	$37,628	$5,293,082	$(373,082)	$(1,294)	$4,956,334
Net income	-	-	-	71,215	-	71,215
Foreign currency translation adjustment	-	-	-	-	(3,197)	(3,197)
Balance as of March 31, 2019	376,275,500	$37,628	$5,293,082	$(301,867)	$(4,491)	$5,024,352

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286
Net loss	-	-	-	(231,750)	-	(231,750)
Foreign currency translation adjustment	-	-	-	-	7,770	7,770
Balance as of March 31, 2020	376,275,500	$37,628	$5,293,082	$(1,320,959)	$17,555	$4,027,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(231,750)	$71,215
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized holding loss on marketable securities	18,538	-
Loss from equity investment	-	26,085
Gain on deemed disposal of shares in Investee Company	-	(16,509)
Changes in operating assets and liabilities:
Accounts receivable – related party	285	(186,536)
Amount due from a related party	-	(2,200)
Prepayments and deposits	(34,593)	(100,029)
Accounts payable	(2,803)	1,323
Customer deposits	-	(140,322)
Income taxes payable	-	(12,299)
Other payables and accrued liabilities	19,892	952
Net cash used in operating activities	(230,431)	(358,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of non-marketable securities to a related party	70,173	-
Net cash provided by investing activities	70,173	-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	4,008	(3,197)

DECREASE IN CASH AND CASH EQUIVALENTS	(156,250)	(361,517)

CASH AND CASH EQUIVALENTS, beginning of period	2,744,457	3,452,917

CASH AND CASH EQUIVALENTS, end of period	$2,588,207	$3,091,400

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Amount transferred from investment in investee company to investment in non-marketable securities	$-	$724,619
Sale of the non-marketable securities to a director in exchange for a loan receivable	$730,637	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The ATP Zeta Super Health Program consists of eight products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The eight products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron and YFA-Young Formula.

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

As part of a continuous effort to increase market share of the health and wellness industry that is growing at an exponential rate, we will also evaluate adding additional products to the ATP Zeta Super Health Program; and considering the potential of the synergies between the health and beauty sectors, we will further involve ourselves in the topical approach of skin and hair regime. Other than organic growth, the Company will also consider mergers and acquisitions where synergistic. As detailed in Note 15, Subsequent Events, to improve its sales channel, the Company is in the process of acquiring a Malaysia incorporated entity whose principal activity is in the trading of health and wellness products.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivable – related party

Accounts receivable – related party are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2020, and December 31, 2019, no valuation allowance was recorded.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The core principle underlying the revenue recognition of this ASU allows the Company to recognize - revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time for the Company’s sale of health and wellness products.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Disaggregated information of revenues by products are as follows:

	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)

Ionized Cal-Mag	$-	$55,493
Omega Blend	-	68,689
Young Formula	-	116,979
Organic Youth Care Cleansing Bar	-	17,675
Trim+	-	65,295
Lipomask	-	140,166
Total revenues	$-	$464,297

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the three months ended		As of
	March 31, 2020	March 31, 2019	December 31, 2019
	(Unaudited)	(Unaudited)

Period-end MYR : US$1 exchange rate	4.34	4.10	4.09
Period-average MYR : US$1 exchange rate	4.21	4.08	4.16
Period-end HKD : US$1 exchange rate	7.75	7.85	7.79
Period-average HKD : US$1 exchange rate	7.77	7.85	7.83
Period-end AUD : US$1 exchange rate	1.63	1.41	1.43
Period-average AUD : US$1 exchange rate	1.55	1.40	1.46

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had on July 1, 2019, adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that do not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842 as of January 1, 2020, as the Company did not have any existing leases with a lease term in excess of twelve months on January 1, 2020.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

AGAPE ATP CORPORATION

NOTES TO CONDESNED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation for the three months ended March 31, 2019. These reclassifications have no effect on the condensed consolidated statements of operations and comprehensive income.

3. CASH AND CASH EQUIVALENTS

As of March 31, 2020 and December 31, 2019 the Company recorded $2,588,207 and $2,744,457, respectively, of cash and cash equivalents, which consists $135,436 and $238,937, respectively, of cash in bank and $2,452,771 and $2,505,520, respectively, of time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum.

4. ACCOUNTS RECEIVABLE – RELATED PARTY

	As of March 31, 2020	As of December 31, 2019
Accounts receivable – related party	$523,141	$520,786
Allowance for doubtful accounts	-	-
Total accounts receivable – related party	$523,141	$520,786

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

	As of March 31, 2020	As of December 31, 2019
Cost of investment	$66,484	$134,166
Less: Unrealized holding loss	(18,538)	(68,391)
Exchange rate effect	256	709
Investment in marketable securities	$48,202	$66,484

6. INVESTMENT IN NON-MARKETABLE SECURITIES

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

Unreserved Sdn Bhd was incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr. Lim Hun Soon @ David Lim and Ms. Aniza Helina Akmi Karim are the directors of Unreserved Sdn Bhd. Mr. How Kok Choong was a director of the company from April 30, 2018 to March 27, 2019.

On March 2, 2020, the Company agreed to sell the 17.86% ownership interest in Unreserved Sdn Bhd at the December 31, 2019 carrying value of $730,637 to Mr. How Kok Choong, the CEO and director of the Company. The Company received proceeds of $70,173, and had an amount due from director balance of $660,464 as at March 31, 2020.

In May 2020, the entire outstanding balance was settled as part of the consideration in a transaction which the Company had acquired the CEO’s ownership interest of Agape Superior Living Sdn. Bhd.

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

AGAPE ATP CORPORATION

NOTES TO CONDESED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. INVESTMENT IN NON-MARKETABLE SECURITIES (Continued)

Unreserved Sdn Bhd	As of March 31, 2020	As of December 31, 2019
Investment in non-marketable securities	$730,637	$730,637
Less: Sale of investment in non-marketable securities	(730,637)	-
Investment in non-marketable securities	$-	$730,637

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total investment in non-marketable securities	$1,500	$732,137

7. PREPAYMENTS AND DEPOSITS

	As of March 31, 2020	As of December 31, 2019
Prepaid expenses	$5,458	$2,641
Deposits to supplier	299,310	266,552
Total prepaid expenses and deposits	$304,768	$269,193

8. AMOUNT DUE FROM A DIRECTOR

On March 2, 2020, the Company agreed to sell the 17.86% ownership interest in Unreserved Sdn Bhd at December 31, 2019 carrying value of $730,637 to Mr. How Kok Choong, the CEO and director of the Company. On March 19, 2020, Mr. How made a payment of 10% of the amount due from him arising from the sale of the non-marketable securities. As of March 31, 2020, balance due from Mr. How was $656,495.

In May 2020, the entire outstanding balance was settled as part of the consideration in a merger transaction in which the Company had acquired the CEO’s ownership interest of Agape Superior Living Sdn. Bhd.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. RELATED PARTY TRANSACTIONS

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Agape S.E.A. Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Agape Superior Living Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape Superior Living Sdn Bhd

Agape ATP (Asia) Limited	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

Related party transactions for the three months ended March 31, 2020 and 2019; and as of March 31, 2020, and December 31, 2019 are as per table below:

	For the three months ended		As of
	March 31, 2020	March 31, 2019	March 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
	Revenue		Accounts Receivable, Trade

Agape S.E.A. Sdn Bhd	$-	$464,297	$523,141	$520,786

	Expenses paid on behalf		Amount due from a related party

Agape ATP (Asia) Limited	$-	$2,200	$2,227	$2,217

	Sundry Purchases		Prepayments and Deposits

Agape Superior Living Pty Ltd	$-	$-	$2,783	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2020, and December 31, 2019, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of March 31, 2020, and December 31, 2019, there were 1,000,000,000 common stocks authorized, 376,275,500 were issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2020 and December 31, 2019.

11. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of March 31, 2020	As of December 31, 2019
Accrued professional fees	$68,474	$58,594
Others	28,985	18,652
Total payables and accrued liabilities	$97,459	$77,246

12. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Tax jurisdictions from:
- Local	$(142,419)	$(14,724)
- Foreign - Labuan	(55,587)	59,674
- Foreign - Hong Kong	(33,744)	19,300
Income (Loss) before income tax	$(231,750)	$64,250

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES (Continued)

The benefit for income taxes consisted of the following:

For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Current:
- Local	$-	$-
- Foreign	-	(6,965)

Deferred:
- Local	-	-
- Foreign	-	-

Benefit for income taxes	$-	$(6,965)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2020, the operations in the United States of America incurred approximately $349,000 of cumulative net operating losses which can be carried forward to offset future taxable income. Approximately $10,000 and $24,000 of the net operating loss carry forwards will expire in 2027and 2028, respectively, if unutilized. The remaining balance can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2020 and December 31, 2019 were approximately $73,000 and $43,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES (Continued)

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
U.S. statutory rate	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Permanent difference (1)	0.0%	(10.8)%
Effective tax rate	0.0%	(10.8)%

(1) This was related to disallowed expenditure incurred in the ordinary course of business.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards in U.S.	$73,318	$43,410
Less: valuation allowance	(73,318)	(43,410)
Deferred tax assets	$-	$-

13. CONCENTRATIONS OF RISKS

(a) Major customers

There were no sales for the three months ended March 31, 2020. For the three months ended March 31, 2019, one related party customer accounted for 100% of the Company’s total revenues.

As of March 31, 2020, and December 31, 2019, one related party customer accounted for 100% of the total balance of accounts receivable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISKS (Continued)

(b) Major vendors

There were no purchases for the three months ended March 31, 2020. For the three months ended March 31, 2019, two vendors accounted for approximately 54% and 46% of the Company’s total purchases, respectively.

Accounts payable as of March 31, 2020 was nil. As of December 31, 2019, one vendor accounted for 100% of the total balance of accounts payable.

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

14. COMMITMENTS AND CONTINGENCIES

Lease commitments

In view of the recent economic development in Hong Kong, the Company has decided not to extend the tenancy for the office in Hong Kong when the tenancy expires on April 30, 2020. Accordingly, the Company had on April 23, 2020 served a termination notice to the landlord, The Company’s commitment for minimum lease payments under the operating lease as of March 31, 2020 for the remaining lease period ending May 31, 2020 is $7,862.

Rent expense for the three months ended March 31, 2020 and 2019 was $13,508 and $13,375, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of March 31, 2020 for the next five years and thereafter is as follows:

Twelve months ending March 31,	Minimum purchase
2021	$693,900
2022	693,900
2023	693,900
2024	693,900
2025	693,900
Thereafter	1,908,225
Total minimum purchase commitments required	$5,377,725

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

15. SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in Malaysia. There is significant uncertainty around the duration of business disruptions related to COVID-19, as well as its impact on the Malaysia economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn Bhd, an entity incorporated in Malaysia for $1,714,003. The purchase consideration represented the net asset carrying value of the acquiree as of March 31, 2020. The payment, net of the amount due from Mr. How Kok Choong of $656,495 as of March 31, 2020 arising from the purchase of the Company’s non-marketable security, will be satisfied together with the issuance of 162,694 shares of the Company’s common stock. Upon completion, the number of shares of common stock of the Company will be increased from 376,275,500 to 376,438,194, equivalent to approximately 0.0432% increase of the total issued and outstanding common stock of the Company after the issuance of the additional shares, which was valued at $1,057,508 based on the closing price of $6.50 of the Company at March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 27, 2020, for the three months ended march 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

The ATP Zeta Super Health Program consists of eight products. None of these products are owned or produced by Agape ATP Corporation. In the event that any of these products are no longer produced, or are otherwise unavailable, we may have to devote significant effort to identifying and obtaining comparable replacement products. The eight products that comprise the ATP Zeta Super Health Program are ATP1s Survivor Select, ATP2 Energized Mineral Concentrate, ATP3 Ionized Cal-Mag, ATP4 Omega Blend, ATP5 BetaMaxx, AGN-Vege Fruit Fiber, AGP1-Iron and YFA-Young Formula.

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

Results of Operation

For the three months ended March 31, 2020 and 2019

Revenue

The COVID-19 outbreak in the first quarter of 2020 has caused much disruptions in the economic landscape all around the world with different countries imposing sporadic lockdowns, some of which became nationwide at different points in time. Products of the Company originate from the United States, Germany, Australia and Taiwan. The Company was unable to obtain deliveries of its purchases as a result of the lockdowns. The Company, therefore did not generate any revenue for the three months ended March 31, 2020.

For the three months ended March 31, 2019, the Company generated revenue of $464,297. The revenues were mainly derived from the sale of health and wellness products.

Cost of Revenue

As explained in revenue above, cost of revenue for the three months ended March 31, 2020 was nil. Cost of revenue for the three months ended March 31, 2019 was $420,178. The costs were predominantly cost of goods purchased and packing materials.

Gross Profit

The Company, therefore did not generate any gross profit for the three months ended March 31, 2020. Gross profit for the three months ended March 31, 2019 amounted to $44,119, equivalent to gross margin of approximately 9.5%.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 amounted to $159,516 as compared to $28,226 for the three months ended March 31, 2019. The amount mainly comprised of rental of office premises, travelling, licensing and professional fees which includes legal, audit, accounting and consulting services. The increase of SG&A expenses of $131,290 or approximately 465.1% are mainly due to the increase of professional fees of $102,043 as we have recently hired new professional firms located in the U.S. and Hong Kong, including legal counsel, auditor, and financial reporting consultant, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliant as compared to the three months ended March 31, 2019, we were using local professional firms in Malaysia. Professional fee incurred by the U.S. and Hong Kong firms are generally higher than the professional fees incurred by the Malaysia firms. The increase of SG&A was also due to the increase of $27,396 of travelling expenses for our CEO for potential business developments.

Other Income (Expenses)

For the three months ended March 31, 2020, we recorded an amount of $72,234 as other expenses, net as compared to $48,357 other income, net for the three months ended March 31, 2019. The net other expenses of $72,234 incurred during the three months ended March 31, 2020 comprised interest income of $18,129 and net foreign currency translation loss of $74,618, unrealized holding loss on marketable securities of $18,538 and rebate from sundry purchases of $2,793.

The net other income of $48,357 incurred during the three months ended March 31, 2019 comprised interest income of $23,921 and net foreign currency translation gain of $34,012, $26,085 on share of loss in Investee Company from our equity investment and $16,509 on gain on deemed disposal of shares in Investee Company.

Net Profit (Loss)

The Company sustained net loss of $231,750 for the three months ended March 31, 2020. The loss sustained was predominantly due to reasons as discussed above.

The Company generated net profit of $71,215 for the three months ended March 31, 2019.

The net profit reported for the three months ended March 31, 2019 was due to revenue generated while in the same period of fiscal year 2020 there was zero revenue. Selling, administrative and general expenses of the Company in the three months ended March 31, 2019 was also relatively lower as explained in operating expenses above. In addition, there were contribution from other income, net as compared to other expenses, net in the same period in fiscal year 2020. For the three months ended March 31, 2019, there was also a write-back of tax provision of $6,965. The tax provision for the Company’s subsidiary in Hong Kong was not required as the tax regime in Hong Kong exempts taxation on business profits derived outside the Special Administrative Region.

Liquidity and Capital Resources

The World Health Organization or WHO, had on March 11, 2020 declared the corona virus or COVID-19 a pandemic. Malaysia, where our products are mainly sold at present, reported 553 cases of the COVID-19 on March 16, 2020; and the number is still rising. In view of the seriousness of the matter, the local government of Malaysia had, on the same day, imposed a nationwide lockdown effective March 18, 2020. As at the date of reporting, COVID_19 cases in Malaysia were over 5,780; and the nationwide lockdown has yet to be fully lifted.

As the intermediary between our suppliers and our sole customer in Malaysia, the COVID-19 pandemic poses challenges to us at both sourcing and supplying our products. Our sole customer has confirmed that onward delivery of our products is via multi-level marketing or MLM to end users who are also members of the MLM group that make up consistent demand of our products. In an effort to embrace globalization, the MLM group has also embarked on e-commerce. The MLM group has synched up with a Malaysian e-commerce trading platform, which will make its debut in the next three months to commence e-marketing and e-trading of its products to members, as well as online e-recruitment of new members. The MLM group is positive that its online e-recruitment service which capitalizes on a large number of followers of well-known key products influencers will dramatically increase the number of members most expediently with minimal cost, thereby increasing demand of our products. Considering our products are health supplements, we also expect impressive demand growth at a time when everyone’s health is at risk. This should translate into sustainable growth once awareness of the importance of health is created. In term of collectability of our accounts receivable from our sole customer, an entity in which our President and CEO has significant influence and is financially healthy, we believe the financial effect of our collection from our sole customer will not be impacted.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2020. In addition, we may have to record downward adjustments or impairment in the fair value of investments in the second quarter of 2020, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

As of March 31, 2020, we had working capital of $3,977,604 consisting of cash in bank of $135,436 and time deposit of $2,452,771 as compared to working capital of $3,452,665 consisting of cash in bank of $238,937 and time deposit of $2,505,520 as of December 31, 2019. In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient liquidity to fund our working capital needs for the next 12 months from the date of issuance of the Form 10-Q.

The following summarizes the key components of our cash flows for the three months ended March 31, 2020, and 2019:

	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(230,431)	$(358,320)
Net cash provided by investing activities	70,173	-
Effect of exchange rate on cash and cash equivalents	4,008	(3,197)
Net change in cash and cash equivalents	$(156,250)	$(361,517)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was $230,431and mainly comprised of net loss of $231,750, the increase in prepayments and deposits of $34,593, the decrease of accounts payable of $2,803, offset by the increase in other payables and accrued liabilities of $19,892, the non-cash expense on unrealized holding loss on marketable securities of $18,538.

Net cash used in operating activities for the three months ended March 31, 2019 was $358,320 and mainly comprised of net profit of $71,215, the increase in accounts receivable (including related party) of $188,736, the increase in prepayments and deposits of $100,029 and the decrease in customer deposits of $138,999, decrease in income taxes payable of $12,299, offset by the non-cash expense of loss from equity investment of $26,085 net with gain on deemed disposal of shares in Investee Company of $16,509.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2020, was in respect of partial proceeds collected from the sale of our non-marketable securities. There were no investing activities for the three months ended March 31, 2019.

Financing activities

There were no financing activities for the three months ended March 31, 2020 and 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Critical accounting polices (Continued)

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

Critical accounting polices (Continued)

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

Critical accounting polices (Continued)

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to the business disruptions caused by the COVID-19 outbreak, we did not earn any revenue from our major customer for the three months ended March 31, 2020. Our major customer may terminate its business relationships with us at any time. We cannot assure you that our major customer will maintain current business relationship with us. If it chooses not to do so, our business, financial condition and operating results may suffer from a material adverse impact.

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

The business disruptions caused by the COVID-19 outbreak also resulted in delay in the delivery of goods purchased from our supplier. As there were no goods delivered by our supplier during the three months ended March 31, 2020, we in turn were unable to deliver goods to our customer. The Company, therefore did not record any purchases for the period under review. Our business, financial condition and operating results depend on the continuous supply of products from our major supplier and our continuous supplier-customer relationship with it. Our heavy reliance on our major supplier for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

We are exposed to unforeseeable events of labor disputes, strike action, natural disasters or other accidents, epidemic or pandemic, which may affect the supply of our products from our major supplier.

There is no assurance that our major supplier will continue to supply its products in the quantities and timeframes required by us to meet the needs of our customers or comply with its supply agreement with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our supplier does not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cash flow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the next three quarters of 2020. We may have to record downward adjustments or impairment in the fair value of investments in the second quarter of 2020, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

Date: May 14, 2020
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

