Form 10-Q
period 2020-06-30
Agape ATP Corp
filed 2020-08-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2020
Common Stock, $0.0001 par value	376,452,047

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $18,680 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2020)	$3,427,664	$2,744,457
Accounts receivable	325,426	-
Accounts receivable – related party	8,694	520,786
Amount due from related parties	5,589	2,217
Inventories	416,627	-
Prepaid taxes (Included $3,113 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2020)	1,214,035	-
Prepayments and deposits (Included $8,399 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2020)	507,989	269,193
Prepayments and deposits – related party	2,784	-
Total Current Assets	5,908,808	3,536,653

OTHER ASSETS
Property and equipment, net	311,859	-
Intangible assets, net	6,283	-
Operating right-of-use assets	432,593	-
Investment in marketable securities	193,663	66,484
Investment in non-marketable securities	1,500	732,137
Deferred offering costs	203,238	-
Deferred tax assets, net	34,431	-
Total Other Assets	1,183,567	798,621

TOTAL ASSETS	$7,092,375	$4,335,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$2,790
Customer deposits	901,569	-
Operating lease liabilities - current	134,858	-
Other payables and accrued liabilities ($2,741 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2020)	467,567	77,246
Amount due to a related party	90,043	3,952
Total Current Liabilities	1,594,037	83,988

OTHER LIABILITIES
Operating lease liabilities – non-current	$298,242	$-

TOTAL LIABILITIES	1,892,279	83,988

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, par value $0.0001; 1,000,000,000 shares authorized, 376,438,194 and 376,275,500 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	37,644	37,628
Additional paid in capital	6,350,574	5,293,082
Accumulated deficit	(1,233,719)	(1,089,209)
Accumulated other comprehensive income	45,597	9,785
TOTAL STOCKHOLDERS’ EQUITY	5,200,096	4,251,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,092,375	$4,335,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUE	$1,510,208	$-	$1,510,208	$-
REVENUE – RELATED PARTY	13,654	396,472	13,654	860,769
TOTAL REVENUE	1,523,862	396,472	1,523,862	860,769

COST OF REVENUE	(471,554)	(397,172)	(471,554)	(817,350)

GROSS PROFIT (LOSS)	1,052,308	(700)	1,052,308	43,419

SELLING	(108,894)	(6,504)	(109,356)	(7,846)
COMMISSION	(382,498)	-	(382,498)	-
GENERAL AND ADMINISTRATIVE	(514,724)	(52,734)	(673,778)	(83,778)
TOTAL OPERATING EXPENSES	(1,006,116)	(59,238)	(1,165,632)	(91,624)

INCOME (LOSS) FROM OPERATIONS	46,192	(59,938)	(113,324)	(48,205)

OTHER INCOME (EXPENSES)
Other income (expenses), net	29,911	(21,639)	(23,785)	40,454
Loss from equity investment	-	-	-	(26,085)
Unrealized holding gain on marketable securities	145,204	-	126,666	-
Gain on deemed disposal of shares in Investee Company	-	-	-	16,509
Impairment loss in equity investment	-	(366,834)	-	(366,834)
TOTAL OTHER INCOME (EXPENSES), NET	175,115	(388,473)	102,881	(335,956)

INCOME (LOSS) BEFORE INCOME TAXES	221,307	(448,411)	(10,443)	(384,161)

(PROVISION FOR) BENEFIT OF INCOME TAXES	(134,067)	-	(134,067)	6,965

NET INCOME (LOSS)	87,240	(448,411)	(144,510)	(377,196)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	28,042	4,412	35,812	1,215

COMPREHENSIVE INCOME (LOSS)	$115,282	$(443,999)	$(108,698)	$(375,981)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,370,256	376,275,500	376,322,878	376,275,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018	376,275,500	$37,628	$5,293,082	$(373,082)	$(1,294)	$4,956,334
Net income	-	-	-	71,215	-	71,215
Foreign currency translation adjustment	-	-	-	-	(3,197)	(3,197)
Balance as of March 31, 2019	376,275,500	37,628	5,293,082	(301,867)	(4,491)	5,024,352
Net loss	-	-	-	(448,411)	-	(448,411)
Foreign currency translation adjustment	-	-	-	-	4,412	4,412
Balance as of June 30, 2019	376,275,500	$37,628	$5,293,082	$(750,278)	$(79)	$4,580,353

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286
Net loss	-	-	-	(231,750)	-	(231,750)
Foreign currency translation adjustment	-	-	-	-	7,770	7,770
Balance as of March 31, 2020	376,275,500	37,628	5,293,082	(1,320,959)	17,555	4,027,306
Net income	-	-	-	87,240	-	87,240
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	162,694	16	1,057,492	-	-	1,057,508
Foreign currency translation adjustment	-	-	-	-	28,042	28,042
Balance as of June 30, 2020	376,438,194	$37,644	$6,350,574	$(1,233,719)	$45,597	$5,200,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,510)	$(377,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,716	-
Amortization	482	-
Amortization of operating right-of-use assets	32,756	-
Loss from equity investment	-	26,085
Unrealized holding gain on marketable securities	(126,667)	-
Gain on deemed disposal of shares in investee company	-	(16,509)
Impairment loss in equity investment	-	366,834
Deferred tax expenses	134,067	-
Changes in operating assets and liabilities:
Accounts receivables	(322,547)	-
Accounts receivables – related party	(8,617)	(433,338)
Amount due from a related party	-	(2,210)
Inventories	206,540	-
Prepaid taxes	4,185	-
Prepayments and deposits	125,422	11,734
Prepayments and deposits – related party	(2,780)	-
Accounts payable	(2,802)	-
Accounts payable – related party	-	35,145
Customer deposits	(712,749)	(217,743)
Income taxes payable	-	(6,965)
Other payables and accrued liabilities	51,093	23,690
Operating lease liabilities	(32,253)	-
Net cash used in operating activities	(780,664)	(590,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalent acquired through acquisition of Agape Superior Living Sdn Bhd	1,210,818	-
Proceeds from sale of non-marketable securities to a related party	70,173	-
Investment in non-marketable securities	-	(1,500)
Net cash provided by (used in) investing activities	1,280,991	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(75,738)	-
Repayments from related parties	216,575	745
Amount due to a related party	-	(5,318)
Net cash provided by (used in) financing activities	140,837	(4,573)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	42,043	1,216

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	683,207	(595,330)

CASH AND CASH EQUIVALENTS, beginning of period	2,744,457	3,452,917

CASH AND CASH EQUIVALENTS, end of period	$3,427,664	$2,857,587

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Amount transferred from investment in investee company to investment in non-marketable securities	$-	$724,619
Initial recognition of right-of-use assets and lease liabilities	$461,522	$-
Sale of non-marketable securities to a related party in exchange for ASL	$656,495	$-
Issuance of common stock in exchange for acquisition payment of ASL	$1,057,508	$-
Unpaid balance due to a related party in connection with acquisition payment of ASL	$90,043	$-
Unpaid accrued liabilities on deferred offering costs	$127,500	$-

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

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn. Bhd., an entity incorporated in Malaysia.

Agape Superior Living Sdn. Bhd. (“ASL”) is a limited company incorporated on August 8, 2003, under the laws of Malaysia.

The Company and its subsidiaries engage in the network marketing sales business in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company, Agape ATP Corporation (“AATP LB”), Agape ATP International Holding Limited (“AATP HK”), ASL and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3).

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Health and wellness products and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

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

In order to strengthen the Company’s supply chain, on May 8, 2020, the Company has successfully acquired approximately 99.99% of ASL, with the goal of securing an established network marketing sales channel that has been established in Malaysia for the past 15 years. ASL has been offering the Company’s ATP Zeta Health Program as part of its product lineup. As such, the acquisition creates synergy in the Company’s operation by boosting the Company’s retail and marketing capabilities. The newly acquired subsidiary allows the Company to fulfill its mission of “helping people to create health and wealth” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle.

The Company offers three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

The ATP Zeta Health Program is a health program designed to promote health and general wellbeing designed to prevent health diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled dieticians as well as trained members and distributors.

The ÉNERGÉTIQUE series aims to provide a total dermal solution for a healthy skin beginning from the cellular level. The series is comprised of the Energy Mask series, Hyaluronic Acid Serum and Mousse Facial Cleanser.

The BEAUNIQUE product series focuses on the research of our diet’s impact on modifying gene expressions in order to address genetic variations and deliver a nutrigenomic solution for every individual.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s transition report on Form 10-K for the period ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE over which the Company exercises control and, where applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and its VIE have been eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, useful lives of intangible assets, impairment of long-lived assets, allowance for deferred tax assets, operating right-of-use assets, operating lease liabilities and uncertain tax position and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable and accounts receivable – related party

Accounts receivable and accounts receivable – related party are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2020, and December 31, 2019, no valuation allowance was recorded.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method.

Prepaid taxes

Prepaid taxes include (i) prepaid income taxes that will either be refundable or utilized to offset future income tax; and (ii) goods and service tax (“GST”) to be refundable.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2020, and December 31, 2019, there is no allowance for the doubtful accounts.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

Useful Life

Computer and office equipment	5-7 years
Furniture & fixtures	6-7 years
Leasehold improvements	Lease Term
Vehicle	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of income and comprehensive income. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets, net

Intangible assets, net, are stated at cost, less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Useful Life

Computer software	5 years

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2020, and December 31, 2019, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s current offering which will be netted against the proceeds from the Company’s current offering.

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

Customer deposits

Customer deposits represent amounts advanced by customers on product orders and discounted value of unapplied coupons. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

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

Sales of Health and Wellness products

- Performance obligations satisfied at a point in time

On July 1, 2019, the Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the health and wellness products are transferred to its customer at the Company’s office or shipment of the goods, which is generally similar to when its delivery has occurred prior to July 1, 2019 Such revenues are recognized at a point in time after all performance obligations are satisfied. The revenue is recorded net of estimated discounts and return allowances. Products are given 60 days for returns or exchanges from the date of purchase. Historically, there were insignificant sales returns.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three and six months ended June 30, 2020, the Company recognized $61,368 as forfeited coupon income.

As of June 30, 2020, the Company had contracts for the sales of health and wellness products amounting to $661,900 which it is expected to fulfill within 12 months from June 30, 2020.

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Ionized Cal-Mag	$611,160	$167	$611,160	$55,660
Omega Blend	162,543	207	162,543	68,896
Young Formula	349,738	353	349,738	117,332
Organic Youth Care Cleansing Bar	28,805	53	28,805	17,728
Trim+	223,497	133,319	223,497	198,614
Lipomask	8,420	422	8,420	140,588
Beta Maxx	11,434	123,470	11,434	123,470
Energized Mineral Concentrate	22,606	138,481	22,606	138,481
Survivor Select	35,994	-	35,994	-
Vege-Fruit Fiber	6,106	-	6,106	-
Mitogize	4,711	-	4,711	-
Hyaluronic Acid Serum	55,721	-	55,721	-
Mousse Facial Cleanser	3,127	-	3,127	-
Total revenues	$1,523,862	$396,472	$1,523,862	$860,769

Cost of revenue

Cost of revenue includes freight-in and the purchase cost of manufactured goods for sale to customers.

Shipping and handling

Shipping and handling charges amounted to $2,555 and $0 for the three months ended June 30, 2020 and 2019, respectively. Shipping and handling charges amounted to $2,555 and $0 for the six months ended June 30, 2020 and 2019, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

Advertising costs amounted to $2,882 and $0 for the three months ended June 30, 2020 and 2019, respectively. Advertising costs amounted to $2,882 and $0 for the six months ended June 30, 2020 and 2019, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $382,498 and $0 for the three months ended June 30, 2020 and 2019, respectively. Commission expenses amounted to $382,498 and $0 for the six months ended June 30, 2020 and 2019, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $23,710 and $0 for the three months ended June 30, 2020 and 2019, respectively. Total expenses for the plans were $23,710 and $0 for the six months ended June 30, 2020 and 2019, respectively.

The related contribution plans include:

-	Social Security Organization (“SOSCO”) – 1.75% based on employee’s monthly salary capped of RM 4,000;
-	Employees Provident Fund (“EPF”) – 12% based on employee’s monthly salary;
-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 4,000;
-	Human Resource Development Fund (“HRDF”) – 1% based on employee’s monthly salary

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three and six months ended June 30, 2020 and 2019.

The Company conducts much of its business activities in Hong Kong and Malaysia and is subject to tax in each of their jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

Non-controlling interest

Non-controlling interest mainly consists of approximately 0.01% (2 ordinary shares out of 9,590,598 shares) of the equity interests of ASL held by two individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company. As of June 30, 2020, the non-controlling interest balance was $0 and therefore not presented in the accompanying unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2020 and 2019, there were no dilutive shares.

Foreign currencies translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) albeit its functional currency being the primary currency of the economic environment in which the entity operates, which is the Malaysian Ringgit (“MYR” or “RM”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), similar to its functional currency. The Company’s subsidiary and VIE in Malaysia conducts its businesses and maintains its books and record in the local currency, Malaysian Ringgit (“MYR” or “RM”), as its functional currency.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2020	December 31, 2019

Period-end MYR : US$1 exchange rate	4.28	4.09
Period-end HKD : US$1 exchange rate	7.75	7.79

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Period-average MYR : US$1 exchange rate	4.32	4.15	4.25	4.12
Period-average HKD : US$1 exchange rate	7.75	7.84	7.76	7.84

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

Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842 as of July 1, 2019, as the Company did not have any existing leases with a lease term in excess of twelve months on July 1, 2019.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the adoption date of July 1, 2019 or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this standard to have a material impact on its unaudited condensed consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation for the three and six months ended June 30, 2019. These reclassifications have no effect on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

3. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided all of ASL’s purchases. Its equity at risk was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Accordingly, the accounts of SEA is consolidated in the accompanying unaudited condensed financial statements.

The carrying amount of the VIE’s assets and liabilities were as follows:

June 30, 2020

Current assets	$290,630
Current liabilities	(289,911)
Net assets	$719

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

June 30, 2020
Current asset:
Cash and cash equivalents	$18,680
Accounts receivable – intercompany	260,438
Prepaid taxes	3,113
Prepayments and deposits	8,399
Total current assets	290,630

Current liabilities:
Accounts payable – intercompany	$286,820
Other payables and accrued liabilities	2,741
Other payables – intercompany	350
Total current liabilities	$289,911

The summarized operating results of the VIE’s are as follows:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020

Operating revenues	$129,492	$129,492
Gross profit	$1,373	$1,373
Loss from operations	$(3,749)	$(3,749)
Net loss	$(18,139)	$(18,139)

4. BUSNINESS COMBINATION

On May 8, 2020, the Company entered into a Share Exchange Agreement (“SPA”) with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in ASL, an entity incorporated in Malaysia. Pursuant to the SPA, as amended on July 1, 2020, Mr. How will receive an aggregate consideration of $1,804,046, which was determined based on the net asset carrying value of ASL as at March 31, 2020. The aggregate consideration shall be satisfied by (i) the offset of the Consideration whereby the Company has a loan receivable of $656,495 as of March 31, 2020 due from Mr. How; and (ii) allotment and issuance of common stock of the Company. The Company shall allot and issue 176,547 shares of the Company’s common stock, par value $0.0001, representing approximately 0.0469% of the total issued and outstanding shares in the Company after the issuance of the Shares, which is valued at $1,147,551 based on the closing price of $6.50 of the Company as quoted on the OTC Market on March 31, 2020. As of June 30, 2020, the Company issued 162,294 shares of the Company’s common stock with the remaining 13,853 shares of the Company’s common stock issued on July 1, 2020.

The Company’s acquisition of ASL was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of ASL based upon the carrying value of the identifiable assets acquired and liabilities assumed on April 1, 2020 as ASL was under the common control of Mr. How.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table summarizes the carry value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of ASL.

Carry Value
ASSETS
Current assets
Cash	$1,206,493
Other receivables	33,210
Other receivables - related parties	219,121
Inventories	616,880
Prepaid taxes	1,206,821
Prepayments and other assets	318,267
Total current assets	3,600,792

Other assets
Property and equipment, net	325,648
Intangible assets, net	6,686
Deferred taxes asset, net	172,250
Total other assets	504,584

Total assets	$4,105,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable - related party	$491,628
Customer deposits	1,600,606
Other payables and accrued liabilities	209,096
Total current liabilities	2,301,330

Total liabilities	2,301,330

Total net assets acquired	1,804,046

The following unaudited pro forma combined results of operations presents the Company’s financial results as if the acquisition of ASL had been completed on January 1, 2019. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had we completed the transaction on January 1, 2019. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$684,112	$2,765,114	$1,914,362
Cost of revenue	(108,478)	(571,407)	(309,999)
Gross profit	575,634	2,193,707	1,604,363
Total operating expenses	(1,269,443)	(2,055,016)	(2,613,015)
Income (loss) from operations	(693,809)	138,691	(1,008,652)
Other income (expense), net	(281,239)	110,912	(237,655)
Income (loss) before income taxes	(975,048)	249,603	(1,246,307)
Benefit of (Provision for) income taxes	137,983	(184,900)	202,180
Net income (loss)	$(837,065)	$64,703	$(1,044,127)
Net income (loss) per common share - basic and diluted	(0.00)	0.00	(0.00)
Weighted average number of common shares outstanding - basic and diluted	$376,452,047	$376,452,047	$376,452,047

5. CASH AND CASH EQUIVALENTS

As of June 30, 2020 and December 31, 2019 the Company has $3,427,664 and $2,744,457, respectively, of cash and cash equivalents, which consists of $917,458 and $238,937, respectively, of cash in banks and $2,483,915 and $2,505,520, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum.

6. ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE – RELATED PARTY

	As of June 30, 2020	As of December 31, 2019
Accounts receivable	$325,426	$-
Accounts receivable – related party	8,694	520,786
Allowance for doubtful accounts	-	-
Total accounts receivable and accounts receivable – related party	$334,120	$520,786

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INVENTORIES

Inventories consist of the following:

	As of June 30, 2020	As of December 31, 2019
Finished goods	$416,627	$-

8. PREPAYMENTS AND DEPOSITS

	As of June 30, 2020	As of December 31, 2019
Prepaid expenses	$8,399	$2,641
Receivables from sales distributors	33,956	-
Deposits to suppliers	465,634	266,552
Total prepaid expenses and deposits	$507,989	$269,193

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2020	As of December 31, 2019
Computer and office equipment	$71,785	$-
Furniture & fixtures	119,166	-
Leasehold improvements	197,564	-
Vehicle	96,263	-
Subtotal	484,778	-
Less: accumulated depreciation	(172,919)	-
Total	$311,859	$-

Depreciation expense for the three months ended June 30, 2020 and 2019 amounted to $17,716 and $0, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 amounted to $17,716 and $0, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of June 30, 2020	As of December 31, 2019

Computer software	$33,426	$-
Less: accumulated amortization	(27,143)	-
Total	$6,283	$-

Amortization expense for the three months ended June 30, 2020 and 2019 amounted to $482 and $0, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 amounted to $482 and $0, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

	As of June 30, 2020	As of December 31, 2019
Cost of investment	$66,484	$134,166
Unrealized holding gain (loss)	126,666	(68,391)
Exchange rate effect	513	709
Investment in marketable securities	$193,663	$66,484

12. INVESTMENT IN NON-MARKETABLE SECURITIES

The Company invested in Unreserved Sdn Bhd with the investment amount of $863,592 (RM 3,500,000), which approximated 20% of the equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. On March 10, 2019 Unreserved Sdn Bhd issued additional common stock for working capital. As the Company did not subscribe for the additional common stock, the Company’s equity interest in investee company was diluted from approximately 20.0% to approximately 17.86%. Effective from March 10, 2019, the Company discontinued equity accounting on the investee company. The Company also ceased control over the operations of the investee company on the same date. Accordingly, the investment in investee company was reclassified to investment in non-marketable securities.

Unreserved Sdn Bhd was incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr. Lim Hun Soon @ David Lim and Ms. Aniza Helina Akmi Karim are the directors of Unreserved Sdn Bhd. Mr. How Kok Choong was a director of the company from April 30, 2018 to March 27, 2019.

On March 2, 2020, the Company agreed to sell the 17.86% ownership interest in Unreserved Sdn Bhd at the December 31, 2019 carrying value of $730,637 to Mr. How Kok Choong, the CEO and director of the Company. The Company received proceeds of $70,173, and had an amount due from director of $660,464 at March 31, 2020. In May 2020, the entire outstanding balance was settled as part of the consideration in a transaction which the Company had acquired the CEO’s ownership interest of Agape Superior Living Sdn. Bhd.

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

Unreserved Sdn Bhd	As of June 30, 2020	As of December 31, 2019
Investment in non-marketable securities	$730,637	$730,637
Less: Sale of investment in non-marketable securities	(730,637)	-
Investment in non-marketable securities	$-	$730,637

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total investment in non-marketable securities	$1,500	$732,137

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30, 2020	As of December 31, 2019
Accrued professional fees	$322,661	$58,594
Accrued promotion expenses	59,474	-
Accrued payroll	22,180	-
Others	63,252	18,652
Total other payables and accrued liabilities	$467,567	$77,246

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Accounts receivable – related party

Name of Related Party	Relationship	Nature	As of June 30, 2020	As of December 31, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$520,786
Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sales of products	8,694	-
Total			$8,694	$520,786

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Amount due from related parties

Name of Related Party	Relationship	Nature	As of June 30, 2020	As of December 31, 2019

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,228	$2,217
Redboy Picture Sdn Bhd “Redboy”	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Paid advance to Redboy for business operational expenses	3,361	-
Total			$5,589	$2,217

Prepayments and Deposits - related party

Name of Related Party	Relationship	Nature	As of June 30, 2020	As of December 31, 2019

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Prepayment for Printing Label	$2,784	$-
Total			$2,784	$-

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of June 30, 2020		As of December 31, 2019

Mr. How Kok Choong	CEO and director of the Company	Acquisition payment of ASL and expenses paid for the Company	$90,043	(1)	$3,952
Total			$90,043		$3,952

(1)	On July 1, the Company issued additional 13,853 shares of the Company’s common stock valued at $90,043 based on the Company’s closing price of $6.50 at March 31, 2020 to settle the acquisition payment of ASL (See Note 15).

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party transactions

Revenue

Name of Related Party	Relationship	Nature	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$390,661
Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sales of products	13,654	5,811
Total			$13,654	$396,472

Name of Related Party	Relationship	Nature	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$839,308
Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sales of products	13,654	21,461
Total			$13,654	$860,769

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2020, and December 31, 2019, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of June 30, 2020, and December 31, 2019, there were 1,000,000,000 common stocks authorized, 376,438,194 and 376,275,500 shares issued and outstanding, respectively.

In May 2020, the Company issued 162,694 shares of the Company’s common stock in connection with the acquisition of ASL as part of the acquisition payment.

In June 2020, ASL made certain adjustments to its March 31, 2020 financial statements. As a result, the net assets carrying value increased by $90,043, which required the issuance of an additional 13,853 shares of the Company’s common stock to fully satisfy the acquisition payment for ASL to Mr. How Kok Choong, CEO and director of the Company. The 13,853 additional shares were issued in July 2020.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2020 and December 31, 2019.

Non-controlling interest

As of June 30, 2020 and for the three and six months ended June 30, 2020, no material transactions of non-controlling interest occurred from the operating results from ASL as the Company holds approximately 99.99% of the equity interest in ASL, non-controlling interests that present in ASL is $0 and therefore not presented separately in the accompanying unaudited condensed consolidated financial statements.

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Tax jurisdictions from:
Local	$(161,751)	$(27,608)	$(304,170)	$(42,332)
- Foreign – Malaysia	369,367	(16,875)	313,780	42,799
- Foreign – Hong Kong	13,691	(403,928)	(20,053)	(384,628)
Income (loss) before income tax	$221,307	$(448,411)	$(10,443)	$(384,161)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The (provision for) benefit of income taxes consisted of the following:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Current:
- Local	$-	$-	$-	$-
- Foreign	-	-	-	6,965

Deferred:
- Local	-	-	-	-
- Foreign	(134,067)	-	(134,067)	-

(Provision for) benefit of income taxes	$(134,067)	$-	$(134,067)	$6,965

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Malaysia (including Labuan) and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2020, the operations in the United States of America incurred approximately $511,000 of cumulative net operating losses which can be carried forward to offset future taxable income. Approximately $10,000 and $24,000 of the net operating loss carry forwards will expire in 2027 and 2028, respectively, if unutilized. The remaining balance can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2020 and December 31, 2019 were approximately $107,000 and $43,000, respectively.

Malaysia

Changes to the Labuan Business Activity Tax Act (LBATA) 1990 which was gazetted and came into operation on January 1, 2019 mandate companies incorporated in Labuan to satisfy the “substantial activity requirements” to qualify for the preferential tax rate of 3% on net audited profit. Subsequently, on April 29, 2020, a circular setting out revisions to the “substantial activity requirements” was issued. As Agape ATP Corporation does not maintain a permanent establishment in Labuan, the company is subject to tax at 24% on its net audited profit until such a time it satisfies the said requirements.

Agape Superior Living Sdn Bhd and Agape S.E.A. are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and six months ended June 30, 2020 and RM 500,000 (or approximately $125,000) income for the three and six months ended June 30, 2019, with the remaining balance being taxed at the 24% rate.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2020	As of December 31, 2019

Deferred tax assets:
Net operating loss carry forwards in U.S.	$107,285	$43,410
Net operating loss carry forwards in Malaysia	98,649	-
Less: valuation allowance	(107,285)	(43,410)
Deferred tax liabilities:
Depreciation	(64,218)	-
Deferred tax assets, net	$34,431	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2020, and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three and six months ended June 30, 2020 and 2019.

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three and six months ended June 30, 2020, no customer accounted for 10% or more of the Company’s total revenues. For the three months ended June 30, 2019, one related party customer accounted for approximately 98.5% of the Company’s total revenues. For the six months ended June 30, 2019, one related party customer accounted for approximately 97.5% of the Company’s total revenues.

As of June 30, 2020, receivables from a third-party e-commerce company accounted for approximately 97.4% of the total balance of accounts receivable. As of December 31, 2019, one related party customer accounted for 100.0% of the total balance of accounts receivable.

(b) Major vendors

For the three and six months ended June 30, 2020, one vendor accounted for 100.0% of the Company’s total purchases. For the three months ended June 30, 2019, two vendors accounted for approximately 66.8% and 33.2% of the Company’s total purchases, respectively. For the six months ended June 30, 2019, two vendors accounted for approximately 60.7% and 39.3% of the Company’s total purchases, respectively.

There are no accounts payable balance as of June 30, 2020. As of December 31, 2019, one vendor accounted for 100% of the total balance of accounts payable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c) Commission Expenses to Sales Distributors and Stockists

For the three and six months ended June 30, 2020, no sales distributor accounted for 10.0% or more of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2020, and December 31, 2019, $917,458 and $238,937 were deposited with financial institutions, respectively, $384,652 and $0 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

(e) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RM and HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

18. COMMITMENTS AND CONTINGENCIES

Lease commitments

On April 1, 2020, the Company adopted ASC 842 for ASL’s office space lease and sales and training center as the lease commencement date upon the acquisition of ASL. The Company recognized lease liabilities of approximately $466,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate. The weighted remaining term of the lease is approximately 3.04 years.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities

2021	$155,316
2022	158,236
2023	149,337
2024	8,064
Total lease payments	470,953
Less: interest	(37,853)
Present value of lease liabilities	$433,100

The Company also leases two distribution centers and one employee apartment with an expiring term of twelve months or fewer, which were classified as operating leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company selected not to recognize lease assets and liabilities on these leases. As of June 30, 2020, the Company’s commitment for minimum lease payments under these operating leases within the next twelve months are $8,620.

Rent expense for the three months ended June 30, 2020 and 2019 was $52,672 and $13,391, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $66,180 and $26,766, respectively.

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of June 30, 2020 for the next five years and thereafter is as follows:

Twelve months ending June 30,	Minimum purchase
2021	$693,900
2022	693,900
2023	693,900
2024	693,900
2025	693,900
Thereafter	1,734,750
Total minimum purchase commitments required	$5,204,250

As of the date of this report, the Company’s vendor is not able to meet the Company’s minimum purchase commitment of the health and wellness products due to the manufacturing process was being delayed by its vendor.

Contingencies

Legal

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

COVID-19

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. In accordance with the recommendations of the WHO, Malaysia had imposed a nationwide lockdown via the government’s Movement Control Order (“MCO”) effective March 18, 2020. The MCO has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. On May 4, 2020, the MCO was lessen to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia.

Substantially all of the Company’s revenues are concentrated in Malaysia. Consequently, its results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to its results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond its control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of the Company’s customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for the Company’s product;
●	the Company may have to provide significant sales incentives to its customers during the outbreak, which may in turn materially adversely affect its financial condition and operating results; and

any disruption of the Company’s supply chain, logistics providers or customers could adversely impact its business and results of operations, including causing the Company or its suppliers to cease manufacturing for a period of time or materially delay delivery to its customers, which may also lead to loss of its customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at the similar level year over year in the remaining period of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 27, 2020, for the six months ended December 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn. Bhd., an entity incorporated in Malaysia.

Agape Superior Living Sdn. Bhd. (“ASL”) is a limited company incorporated on August 8, 2003, under the laws of Malaysia.

The Company and its subsidiaries engage in the network marketing sales business in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body.

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

In order to strengthen the Company’s supply chain, on May 8, 2020, the Company has successfully acquired approximately 99.99% of ASL, with the goal of securing an established network marketing sales channel that has been established in Malaysia for the past 15 years. On the same date, other than its existing network marketing sales channel, ASL itself has also commenced trading via an e-commerce platform. ASL has been offering the Company’s ATP Zeta Health Program as part of its product lineup. As such, the acquisition creates synergy in the Company’s operation by boosting the Company’s retail and marketing capabilities. The newly acquired subsidiary allows the Company to fulfill its mission of “helping people to create health and wealth” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle.

The Company offers three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

The ATP Zeta Health Program is a health program designed to promote health and general wellbeing designed to prevent health diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled dieticians as well as trained members and distributors.

The ÉNERGÉTIQUE series aims to provide a total dermal solution for a healthy skin beginning from the cellular level. The series is comprised of the Energy Mask series, Hyaluronic Acid Serum and Mousse Facial Cleanser.

The BEAUNIQUE product series focuses on the research of our diet’s impact on modifying gene expressions in order to address genetic variations and deliver a nutrigenomic solution for every individual.

Results of Operation

For the three months ended June 30, 2020 and 2019

Revenue

The Company generated revenue of $1,523,862 for the three months ended June 30, 2020 as compared to $396,472 for the three months ended June 30, 2019. The revenues for the three months ended June 30, 2020, were mainly derived from the increased sale of health and wellness products as a result of the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel that has been established in Malaysia for the past 15 years. During the three months ended June 30, 2019, we were only making sales to our related party on a wholesale basis when they placed the purchase orders.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 amounted to $471,554 as compared to $397,172 for the three months ended June 30, 2019. The costs were predominantly cost of goods and packing materials. The cost of revenue for the current reporting period was incurred by ASL for its retail activities, while the cost of revenue for the corresponding period last year was related to wholesale business of the Company prior to the acquisition of ASL.

Gross Profit (Loss)

Gross profit for the three months ended June 30, 2020 amounted to $1,052,308 as compared to gross loss of $700 for the three months ended June 30, 2019. Gross margin for the three months ended June 30, 2020 was approximately 69.1% as compared to approximately (0.2%) for the three months ended June 30, 2019. The increase in gross profit was mainly due to the increase in revenue as a result from the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel as compared to the three months ended June 30, 2019, which we generated lower or negative gross margins from our sales to our related party wholesales customers.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for three months ended June 30, 2020 amounted to $108,894 as compared to $6,504 for the three months ended June 30, 2019, an increase of $102,390 or approximately 1,574.3%. The increase was mainly due to the acquisition of ASL which attributed additional selling expenses to our operations and resulted from the increase of approximately $84,000 salary and employee benefit expenses of our employees in ASL’s sales center in the three months ended June 30, 2020. As compared to the same period in 2019, we do not have any employees in our sales team. The increase was also attributable to the increase of approximately $10,000 credit card charges of processing sales transactions from our customers and the increase of other miscellaneous selling expenses of approximately $8,000.

Commission expenses

Commission expenses were $382,498 and $0 for the three months ended June 30, 2020 and 2019, respectively, an increase of $382,498 or 100.0%. The increase in commission expenses was due to the acquisition of ASL which brought us to a new marketing channel that pay commissions to distributors and members in network sales marketing.

General and administrative expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2020 amounted to $514,724, as compared to $52,734 for the three months ended June 30, 2019, an increase of $461,990 or approximately 876.1%. The increase was mainly due to the increase of professional fees of approximately $233,000 as we have recently hired new professional firms located in the U.S. and Hong Kong, including legal counsel, auditor, and financial reporting consultant, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliant as well as professional services incurred in relation to the acquisition of ASL during the three months ended June 30, 2020 as compared to the same period in 2019, we were using local professional firms in Malaysia. Professional fee incurred by the U.S. and Hong Kong firms are generally higher than the professional fees incurred by the Malaysia firms. The increase of G&A expenses was also attributable to the acquisition of ASL with approximately $230,000 additional general and administrative expenses to our operations, which mainly comprised of rental expenses, salary and employee benefit expenses and depreciation expenses.

Other Income (Expenses)

For the three months ended June 30, 2020, we recorded an amount of $175,115 as other income, net as compared to $388,473 other expenses, net for the three months ended June 30, 2019. The net other income of $175,115 incurred during the three months ended June 30, 2020 comprised other income of $29,911 and unrealized holding gain on marketable securities of $145,204. The net other expenses of $388,473 incurred during the three months ended June 30, 2019 comprised other expense of $21,639 and $366,834 of impairment loss in our equity investment.

Provision for Income Taxes

The Company recorded provision for income taxes of $134,067 and $0 for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, we generated taxable income in ASL that are subject to a unified 24% income tax rate.

Net Income (Loss)

Net income increased by $535,651 from net loss of $448,411 for the three months ended June 30, 2019 to net income of $87,240 for the three months ended June 30, 2020, mainly due to reasons as discussed above.

For the six months ended June 30, 2020 and 2019

Revenue

The Company generated revenue of $1,523,862 for the six months ended June 30, 2020 as compared to $860,769 for the six months ended June 30, 2019. The revenues for the six months ended June 30, 2020, were mainly derived from the increased sales of health and wellness products as a result from the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel that has been in established in Malaysia for the past 15 years. During the six months ended June 30, 2019, we were only making sales to our related party on wholesale basis when they placed the purchase orders.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2020 amounted to $471,554 as compared to $817,350 for the six months ended June 30, 2019. The costs were predominantly cost of goods purchased and packing materials. The cost of revenue for the current reporting period was incurred by ASL for its retail activities, while the cost of revenue for the corresponding period last year was related to wholesale business of the Company prior to the acquisition of ASL.

Gross Profit

Gross profit for the six months ended June 30, 2020 amounted to $1,052,308 as compared to $43,419 for the six months ended June 30, 2019. Gross margin for the six months ended June 30, 2020 was approximately 69.1% as compared to approximately 5.0% for the six months ended June 30, 2019. The increase of gross margin was mainly due to the increase of revenue and decrease in cost of revenue for the six months ended June 30, 2020 as compared to the same period in 2019 as a result from the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel. During the six months ended June 30, 2020, we generated higher gross margins of selling our products directly to the customers in the network channel as compared to the six months ended June 30, 2019, which we generated a much lower gross margins from our sales to our related party wholesales customers.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for six months ended June 30, 2020 amounted to $109,356 as compared to $7,846 for the six months ended June 30, 2019, an increase of $101,510 or approximately 1,293.8%. The increase was mainly due to the acquisition of ASL which attributed additional selling expenses to our operations and resulted from the increase of approximately $84,000 salary and employee benefit expenses of our employees in ASL’s sales center during the six months ended June 30, 2020. As compared to the same period in 2019, we do not have any employees in our sales team. The increase was also attributable to the increase of approximately $9,000 credit card charges of processing sales transactions from our customers and the increase of other miscellaneous selling expenses of approximately $8,000.

Commission expenses

Commission expenses were $382,498 and $0 for the six months ended June 30, 2020 and 2019, respectively, an increase of $382,498 or 100.0%. The increase in commission expenses was due to the acquisition of ASL which brought us to a new marketing channel which pays commissions to distributors and members in network sales marketing.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2020 amounted to $673,778, as compared to $83,778 for the six months ended June 30, 2019, an increase of $590,000 or approximately 704.2%. The increase was mainly due to the increase of professional fees of approximately $333,000 as we have recently hired new professional firms located in the U.S. and Hong Kong, including legal counsel, auditor, and financial reporting consultant, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and to continue to stay compliant and professional services incurred in relation to the acquisition of ASL during the six months ended June 30, 2020 as compared to the same period in 2019, we were using local professional firms in Malaysia. Professional fee incurred by the U.S. and Hong Kong firms are generally higher than the professional fees incurred by the Malaysia firms. The increase of G&A expenses was also attributable to the acquisition of ASL with approximately $230,000 additional general and administrative expenses to our operations, which mainly comprised of rental expenses, salary and employee benefit expenses and depreciation expenses. In addition, the increase of G&A expenses was also due to the increase of approximately $32,000 of travelling expenses for our CEO for potential business developments.

Other Income (Expenses)

For the six months ended June 30, 2020, we recorded an amount of $102,881 as other income, net as compared to $335,956 other expenses, net for the six months ended June 30, 2019. The net other income of $102,881 incurred during the six months ended June 30, 2020 comprised other expenses of $23,785 and unrealized holding gain on marketable securities of $126,666. The net other expenses of $335,956 incurred during the six months ended June 30, 2019 comprised other income of $40,454, $26,085 on share of loss in investee company from our equity investment, $16,509 on gain on deemed disposal of shares in investee company and $366,834 of impairment loss in our equity investment.

Provision for (Benefit of) Income Taxes

The Company recorded provision for (benefit of) income taxes $134,067 and $(6,965) for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we generated taxable income in ASL that are subject to a unified 24% income tax rate. On the other hand, during the six months ended March 31, 2019, we incurred taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits.

Net Loss

Net loss decreased by $232,686 from net loss of $377,196 for the six months ended June 30, 2019 to $144,510 for the six months ended June 30, 2020, mainly due to reasons as discussed above.

Liquidity and Capital Resources

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. In accordance with the recommendations of the WHO, Malaysia had imposed a nationwide lockdown via the government’s Movement Control Order (“MCO”) effective March 18, 2020. The MCO has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. On May 4, 2020, the MCO was eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia.

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of our customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for our products;
●	we may have to provide significant sales incentives to our customers during the outbreak, which may in turn materially adversely affect our financial condition and operating results; and
●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing for a period of time or materially delay delivery to our customers, which may also lead to loss of our customers.

Although some of the countries from which our products are sourced are experiencing lockdowns, industries involve in the provision of food especially health products and pharmaceuticals are normally exempted. We may experience slight delay in products delivery lead time but barring unforeseen circumstances, the setback should be temporary.

We currently operating primarily in Malaysia and anticipate expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. When the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, we will set up offices in the countries in which we operate to better service our customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the last two quarters of 2020.

As of June 30, 2020, we had working capital of $4,314,771 consisting of cash in bank of $917,458 and time deposits of $2,483,915 as compared to working capital of $3,452,665 consisting of cash in bank of $238,937 and time deposits of $2,505,520 as of December 31, 2019. In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient liquidity to fund our working capital needs for the next 12 months from the date of issuance of this Form 10-Q.

The following summarizes the key components of our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Net cash used in operating activities	$(780,664)	$(590,473)
Net cash provided by (used in) investing activities	1,280,991	(1,500)
Net cash provided by (used in) financing activities	140,837	(4,573)
Effect of exchange rate on cash and cash equivalents	42,043	1,216
Net change in cash and cash equivalents	$683,207	$(595,330)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $780,664 and was mainly comprised of our net loss of $144,510, the non-cash income on unrealized holding gain on marketable securities of $126,667, the increase of accounts receivables, including related party, of $322,547, the decrease of customer deposits of $712,749 and the payment of operating lease liabilities of $32,253. The net cash used in operating activities was mainly offset by the non-cash depreciation expense of $17,716, amortization of operating right-of-use assets of $32,756 and deferred taxes provision of $134,067, the decrease in prepayments and deposits of $125,422, the decrease in inventories of $206,540 and the increase in other payables and accrued liabilities of $51,093.

Net cash used in operating activities for the six months ended June 30, 2019 was $590,473 and mainly comprised of net loss of $377,196, the non-cash expense of gain on deemed disposal of shares in Investee Company of $16,509, the increase of related party accounts receivable of $433,338, and the decrease in customer deposits of $217,743. The net cash used in operating activities was mainly offset by the non-cash expense of loss from equity investment of $26,085 and the impairment loss in equity investment of $366,834, the decrease of prepayments and deposits of $11,734, the increase in related party accounts payable of $35,145 and the increase in other payables and accrued liabilities of $23,690.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2020, were in respect of cash and cash equivalents acquired through acquisition of ASL of $1,210,818 and partial proceeds collected from the sale of our non-marketable securities of $70,173.

Net cash used in investing activities for the six months ended June 30, 2019 was $1,500 which was due to the investment in non-marketable securities.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $140,837 which were mainly comprised of repayments from related parties of $216,575 offset by payment of deferred offering cost of $75,738.

Net cash used in financing activities for the six months ended June 30, 2019 was $4,573 which were due to the repayment to a director of $5,318 offset by repayment from related parties of $745.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Polices

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, useful lives of intangible assets, impairment of long-lived assets, allowance for deferred tax assets, operating right-of-use assets, operating lease liabilities and uncertain tax position and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

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

Sales of Health and Wellness products

- Performance obligations satisfied at a point in time

On July 1, 2019, the Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the health and wellness products are transferred to its customer at the Company’s office or shipment of the goods, which is generally similar to when its delivery has occurred prior to July 1, 2019 Such revenues are recognized at a point in time after all performance obligations are satisfied. The revenue is recorded net of estimated discounts and return allowances. Products are given 60 days for returns or exchanges from the date of purchase. Historically, there were insignificant sales returns.

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilized the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its unaudited condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this standard to have a material impact on its unaudited condensed consolidated financial statements.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective:

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we will prepare written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines, to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2020, we purchased $167,054 from one of our major suppliers, represented 100% of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major supplier and our continuous supplier-customer relationship with it. Our heavy reliance on our major supplier for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

There is no assurance that our major supplier will continue to supply its products in the quantities and timeframes required by us to meet the needs of our customers or comply with its supply agreement with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our major supplier does not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cash flow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

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

If we fail to maintain quality products and value, our sales are likely to be negatively affected.

Our success depends on the safety and quality of products that we obtain from our suppliers for our customers. Our future customers will identify our brand name with a certain level of quality and value. If we cannot meet this perceived value or level of quality, we may be negatively affected and our operating results may suffer. In addition, any failure on the part of our suppliers to maintain the quality of their products, will in turn substantially harm the results of our business operations, potentially forcing us to identify other suppliers or alter our business strategy significantly.

If we are unable to create brand influence, we may not be able to maintain current or attract new users and customers for our products.

Our operational and financial performance is highly dependent on the strength of our brand. We believe brand familiarity and preference will continue to have a significant role in winning customers as the decision to buy our products and services. In order to further expand our customer base, we may need to substantially increase our marketing expenditures to enhance brand awareness through various online and offline means. Moreover, negative coverage in the media of our company could threaten the perception of our brand, and we cannot assure you that we will be able to defuse negative press coverage about our company to the satisfaction of our investors, customers and suppliers. If we are unable to defuse negative press coverage about our company, our brand may suffer in the marketplace, our operational and financial performance may be negatively impacted and the price of our shares may decline.

Currently, we sell our products, with or without customization, under our brand name “ATP”, to domestic customers in Malaysia and to overseas customers. However, if our competitors initiate a lawsuit against us for infringing their trademark, we may be forced to adopt a new brand name for our products. As a result, we may incur additional marketing cost to raise awareness of such new brand name. We may also be ordered to pay a significant amount of damages, and our business, results of operations and financial condition could be materially and adversely affected.

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

Our business is principally regulated by various laws and regulations in the market we operate, such as in Malaysia the Food Act of 1983 (Act 281) and Regulations, Control of Drugs and Cosmetics Regulations 1984 mandate authorization from the Food Safety and and Quality Division and National Pharmaceutical Regulatory Agency of the Ministry of Health for our Company’s products to be sold in the country. Various registrations, certificates and/or licenses for the conduct of our business are required under the above laws, which also contain provisions for requirements on the storage, labelling, advertising and importation of some of our products.

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

If we are unable to successfully develop and timely introduce new products or services or enhance existing products or services, our business, financial condition and results of operations may be materially and adversely affected.

We must continually source, develop and introduce new products and services as well as improve and enhance our existing products and services to maintain or increase our sales. The success of new or enhanced products or services may depend on a number of factors including, anticipating and effectively addressing user preferences and demand, the success of our sales and marketing efforts, effective forecasting and management of products and services demands, purchase commitments, and the quality of or defects in our products. The risk of not meeting our customers’ preferences and demands through our products and services may result in a shift in market shares, as customers instead choose products and services offered by our competitors. This may result in lower sales revenue, materially and adversely affecting our business, financial condition and results of operations.

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

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of our customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for our products;

●	our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We may have to provide significant sales incentives to our customers during the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing for a period of time or materially delay delivery to our customers, which may also lead to loss of our customers; and

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak and the marketable securities that we have invested in could be materially adversely affected, which may lead to significant impairment in the fair values of our investments and in turn materially adversely affect our financial condition and operating results.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the next two quarters of 2020. We may have to record downward adjustments or impairment in the fair value of investments in the third quarter of 2020, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

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

Date: August 13, 2020
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer)

