Form 10-Q
period 2020-09-30
Agape ATP Corp
filed 2020-11-16
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2020
Common Stock, $0.0001 par value	376,452,047

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $17,195 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2020)	$3,343,590	$2,744,457
Accounts receivable	276,799	-
Accounts receivable – related party	-	520,786
Amount due from related parties	3,697	2,217
Inventories	512,784	-
Prepaid taxes (Included $4,289 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2020)	1,379,890	-
Prepayments and deposits (Included $3,084 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2020)	395,377	269,193
Prepayments and deposits – related party	1,620	-
Total Current Assets	5,913,757	3,536,653

OTHER ASSETS
Property and equipment, net	307,044	-
Intangible assets, net	6,139	-
Operating right-of-use assets	417,211	-
Investment in marketable securities	169,165	66,484
Investment in non-marketable securities	1,500	732,137
Deferred offering costs	203,238	-
Total Other Assets	1,104,297	798,621

TOTAL ASSETS	$7,018,054	$4,335,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$2,790
Customer deposits	373,892	-
Operating lease liabilities - current	147,180	-
Other payables and accrued liabilities ($3,110 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of September 30, 2020)	464,815	77,246
Amount due to a related party	962	3,952
Total Current Liabilities	986,849	83,988

OTHER LIABILITIES
Operating lease liabilities – non-current	$271,077	$-

TOTAL LIABILITIES	1,257,926	83,988

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common stock, par value $0.0001; 1,000,000,000 shares authorized, 376,452,047 and 376,275,500 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	37,645	37,628
Additional paid in capital	6,440,616	5,293,082
Accumulated deficit	(818,682)	(1,089,209)
Accumulated other comprehensive income	100,549	9,785
TOTAL STOCKHOLDERS’ EQUITY	5,760,128	4,251,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,018,054	$4,335,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUE	$1,413,063	$-	$2,923,271	$-
REVENUE – RELATED PARTY	-	236,736	13,654	1,097,505
TOTAL REVENUE	1,413,063	236,736	2,936,925	1,097,505

COST OF REVENUE	(186,891)	(210,383)	(658,445)	(1,027,733)

GROSS PROFIT	1,226,172	26,353	2,278,480	69,772

SELLING	(159,292)	(338)	(268,648)	(8,184)
COMMISSION	(300,957)	-	(683,455)	-
GENERAL AND ADMINISTRATIVE	(355,274)	(102,844)	(1,029,052)	(186,622)
TOTAL OPERATING EXPENSES	(815,523)	(103,182)	(1,981,155)	(194,806)

INCOME (LOSS) FROM OPERATIONS	410,649	(76,829)	297,325	(125,034)

OTHER INCOME (EXPENSES)
Other income (expenses), net	86,748	(21,235)	62,963	19,219
Loss from equity investment	-	-	-	(26,085)
Unrealized holding (loss) gain on marketable securities	(24,419)	-	102,247	-
Gain on deemed disposal of shares in Investee Company	-	-	-	16,509
Impairment loss in equity investment	-	-	-	(366,834)
TOTAL OTHER INCOME (EXPENSES), NET	62,329	(21,235)	165,210	(357,191)

INCOME (LOSS) BEFORE INCOME TAXES	472,978	(98,064)	462,535	(482,225)

(PROVISION FOR) BENEFIT OF INCOME TAXES	(57,941)	-	(192,008)	6,965

NET INCOME (LOSS)	415,037	(98,064)	270,527	(475,260)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	54,952	(3,308)	90,764	(2,093)

COMPREHENSIVE INCOME (LOSS)	$469,989	$(101,372)	$361,291	$(477,353)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,451,896	376,275,500	376,366,198	376,275,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018	376,275,500	$37,628	$5,293,082	$(373,082)	$(1,294)	$4,956,334
Net income	-	-	-	71,215	-	71,215
Foreign currency translation adjustment	-	-	-	-	(3,197)	(3,197)
Balance as of March 31, 2019	376,275,500	37,628	5,293,082	(301,867)	(4,491)	5,024,352
Net loss	-	-	-	(448,411)	-	(448,411)
Foreign currency translation adjustment	-	-	-	-	4,412	4,412
Balance as of June 30, 2019	376,275,500	$37,628	5,293,082	(750,278)	(79)	4,580,353
Net loss	-	-	-	(98,064)	-	(98,064)
Foreign currency translation adjustment	-	-	-	-	(3,308)	(3,308)
Balance as of September 30, 2019	376,275,500	$37,628	$5,293,082	$(848,342)	$(3,387)	$(4,478,981)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286
Net loss	-	-	-	(231,750)	-	(231,750)
Foreign currency translation adjustment	-	-	-	-	7,770	7,770
Balance as of March 31, 2020	376,275,500	37,628	5,293,082	(1,320,959)	17,555	4,027,306
Net income	-	-	-	87,240	-	87,240
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	162,694	16	1,057,492	-	-	1,057,508
Foreign currency translation adjustment	-	-	-	-	28,042	28,042
Balance as of June 30, 2020	376,438,194	37,644	6,350,574	(1,233,719)	45,597	5,200,096
Net income	-	-	-	415,037	-	415,037
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	13,853	1	90,042	-	-	90,043
Foreign currency translation adjustment	-	-	-	-	54,952	54,952
Balance as of September 30, 2020	376,452,047	$37,645	$6,440,616	$(818,682)	$100,549	$5,760,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$270,527	$(475,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,524	-
Amortization	993	-
Amortization of operating right-of-use assets	70,047	-
Loss from equity investment	-	26,085
Unrealized holding gain on marketable securities	(102,247)	-
Gain on deemed disposal of shares in investee company	-	(16,509)
Impairment loss in equity investment	-	366,834
Deferred tax expenses	171,586	-
Changes in operating assets and liabilities:
Accounts receivables	(271,876)	-
Accounts receivables – related party	-	(550,311)
Amount due from a related party	(1,443)	(2,214)
Inventories	132,939	-
Prepaid taxes	(123,507)	-
Prepayments and deposits	247,115	148,020
Prepayments and deposits – related party	(1,619)	-
Accounts payable	(2,804)	-
Customer deposits	(1,268,487)	(217,743)
Income taxes payable	-	(6,965)
Other payables and accrued liabilities	167,603	36,391
Operating lease liabilities	(69,021)	-
Net cash used in operating activities	(743,670)	(691,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,700)	-
Purchase of intangible assets	(177)	-
Cash acquired through acquisition of Agape Superior Living Sdn Bhd	1,210,818	-
Proceeds from sale of non-marketable securities to a related party	70,173	-
Investment in non-marketable securities	-	(1,500)
Net cash provided by (used in) investing activities	1,276,114	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(203,238)	-
Repayments from related parties	224,342	745
Amount due to a related party	-	(5,318)
Net cash provided by (used in) financing activities	21,104	(4,573)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	45,585	(2,092)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	599,133	(699,837)

CASH AND CASH EQUIVALENTS, beginning of period	2,744,457	3,452,917

CASH AND CASH EQUIVALENTS, end of period	$3,343,590	$2,753,080

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$9,101	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Amount transferred from investment in investee company to investment in non-marketable securities	$-	$724,619
Initial recognition of right-of-use assets and lease liabilities	$479,838	$-
Sale of non-marketable securities to a related party in exchange for ASL	$656,495	$-
Issuance of common stock in exchange for acquisition payment of ASL	$1,057,508	$-

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

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn, Bhd. (“WATP”), a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle. Upon the establishment of WATP, WATP starts collaborating with ASL to carry out its Wellness programs.

The Company and its subsidiaries are principally engaged in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body and various wellness programs.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company, Agape ATP Corporation (“AATP LB”), Agape ATP International Holding Limited (“AATP HK”), Wellness ATP International Holdings Sdn, Bhd. (“Wellness ATP”), ASL and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3).

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Wellness ATP International Holdings Sdn, Bhd	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Business Overview

Agape ATP Corporation is a company that provides health and wellness products and health solution advisory services to our clients. The Company primarily focus its efforts on attracting customers in Malaysia. Its advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

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

The Company deems creating public awareness on wellness and wellbeing lifestyle as essential to enhance the provision of its health solution advisory services; and therefore incorporated WATP. Upon its establishment, WATP started collaborating with ASL to carry out various wellness programs.

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

Accounts receivable and accounts receivable – related party

Accounts receivable and accounts receivable – related party are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2020, and December 31, 2019, no valuation allowance was recorded.

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

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2020, and December 31, 2019, there is no allowance for the doubtful accounts.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2020, and December 31, 2019, no impairment of long-lived assets was recognized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three and nine months ended September 30, 2020, the Company recognized $93,322 and $156,499 as forfeited coupon income.

As of September 30, 2020, the Company had contracts for the sales of health and wellness products amounting to $271,173 which it is expected to fulfill within 12 months from September 30, 2020.

Disaggregated information of revenues by products are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Survivor Select	$83,107	$-	$119,101	$-
Energized Mineral Concentrate	58,491	100,065	81,097	238,546
Ionized Cal-Mag	352,718	25	850,716	55,685
Omega Blend	109,258	68,774	271,801	-
BetaMaxx	123,080	67,663	134,514	91,133
Vege Fruit Fiber	1,814	-	7,920	-
Iron	22,581	-	135,743	-
Young Formula	378,970	52	728,708	117,384
Organic Youth Care Cleansing Bar	12,395	8	41,200	17,736
Mitogize	36,914	-	41,625	-
No. 1 MED	33,379	62	41,799	140,650
Energetique	75,425	-	134,273	-
Trim+	124,931	87	348,428	198,701
Total revenues	$1,413,063	$236,736	$2,936,925	$1,097,505

Sales of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test and a health camp program. The health screening test and the health camp programs are considered as separate performance obligations. The promises to deliver the health screening test report and the attendance at the health camp are separately identifiable, which are evidenced by the fact that the Company provides separate services of delivering the health screening test report and allowing admission of the customers to attend the health camp. The Company derives its revenues from sales contracts with its customers with revenues being recognized when the test reports are completed and delivered to its customers.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three and nine months ended September 30, 2020, revenues from health and wellness services are immaterial to the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Cost of revenue

Cost of revenue includes freight-in and the purchase cost of manufactured goods for sale to customers.

Shipping and handling

Shipping and handling charges amounted to $3,467 and $0 for the three months ended September 30, 2020 and 2019, respectively. Shipping and handling charges amounted to $6,022 and $0 for the nine months ended September 30, 2020 and 2019, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $5,634 and $0 for the three months ended September 30, 2020 and 2019, respectively. Advertising costs amounted to $8,516 and $0 for the nine months ended September 30, 2020 and 2019, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $300,957 and $0 for the three months ended September 30, 2020 and 2019, respectively. Commission expenses amounted to $683,455 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $25,442 and $0 for the three months ended September 30, 2020 and 2019, respectively. Total expenses for the plans were $49,152 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income tax for the three and nine months ended September 30, 2020 and 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling interest

Non-controlling interest mainly consists of approximately 0.01% (2 ordinary shares out of 9,590,598 shares) of the equity interests of ASL held by two individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company. As of September 30, 2020, the non-controlling interest balance was $0 and therefore not presented in the accompanying unaudited condensed consolidated financial statements.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2020 and 2019, there were no dilutive shares.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2020	December 31, 2019

Period-end MYR : US$1 exchange rate	4.16	4.09
Period-end HKD : US$1 exchange rate	7.75	7.79

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Period-average MYR : US$1 exchange rate	4.20	4.18	4.23	4.13
Period-average HKD : US$1 exchange rate	7.75	7.84	7.76	7.84

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation for the three and nine months ended September 30, 2019. These reclassifications have no effect on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

Accordingly, the accounts of SEA is consolidated in the accompanying unaudited condensed financial statements.

The carrying amount of the VIE’s assets and liabilities were as follows:

September 30, 2020

Current assets	$209,118
Current liabilities	(216,789)
Net deficit	$(7,671)

September 30, 2020
Current asset:
Cash and cash equivalents	$17,195
Accounts receivable – intercompany	184,550
Prepaid taxes	4,289
Prepayments and deposits	3,084
Total current assets	209,118

Current liabilities:
Accounts payable – intercompany	$213,318
Other payables and accrued liabilities	3,110
Other payables – intercompany	361
Total current liabilities	$216,789

The summarized operating results of the VIE’s are as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020

Operating revenues	$146,788	$276,280
Gross profit	$955	$2,328
Loss from operations	$(4,171)	$(7,920)
Net loss	$(8,627)	$(26,766)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. BUSNINESS COMBINATION

On May 8, 2020, the Company entered into a Share Exchange Agreement (“SPA”) with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in ASL, an entity incorporated in Malaysia. Pursuant to the SPA, as amended on July 1, 2020, Mr. How will receive an aggregate consideration of $1,804,046, which was determined based on the net asset carrying value of ASL as at March 31, 2020. The aggregate consideration shall be satisfied by (i) the offset of the Consideration whereby the Company has a loan receivable of $656,495 as of March 31, 2020 due from Mr. How; and (ii) allotment and issuance of common stock of the Company. The Company shall allot and issue 176,547 shares of the Company’s common stock, par value $0.0001, representing approximately 0.0469% of the total issued and outstanding shares in the Company after the issuance of the Shares, which is valued at $1,147,551 based on the closing price of $6.50 of the Company as quoted on the OTC Market on March 31, 2020. As of September 30, 2020, the Company has issued all 176,547 shares of the Company’s common stock.

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

4. BUSNINESS COMBINATION (Continued)

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

	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$946,912	$4,178,177	$2,861,274
Cost of revenue	(111,472)	(737,512)	(421,471)
Gross profit	835,440	3,440,665	2,439,803
Total operating expenses	(880,362)	(3,025,438)	(3,493,377)
Income (loss) from operations	(44,922)	415,227	(1,053,574)
Other income (expense), net	(86,515)	75,603	(324,170)
Income (loss) before income taxes	(131,437)	490,830	(1,377,744)
Benefit of (Provision for) income taxes	4,966	(242,841)	207,146
Net income (loss)	$(126,471)	$247,989	$(1,170,598)
Net income (loss) per common share - basic and diluted	0.00	0.00	0.00
Weighted average number of common shares outstanding - basic and diluted	$376,452,047	$376,452,047	$376,452,047

5. CASH AND CASH EQUIVALENTS

As of September 30, 2020 and December 31, 2019 the Company has $3,343,590 and $2,744,457, respectively, of cash and cash equivalents, which consists of $756,707 and $238,937, respectively, of cash in banks and $2,564,672 and $2,505,520, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE – RELATED PARTY

	As of September 30, 2020	As of December 31, 2019
Accounts receivable	$276,799	$-
Accounts receivable – related party	-	520,786
Allowance for doubtful accounts	-	-
Total accounts receivable and accounts receivable – related party	$276,799	$520,786

7. INVENTORIES

Inventories consist of the following:

	As of September 30, 2020	As of December 31, 2019
Finished goods	$512,784	$-

8. PREPAYMENTS AND DEPOSITS

	As of September 30, 2020	As of December 31, 2019
Prepaid expenses	$3,084	$2,641
Receivables from sales distributors	33,509	-
Deposits to suppliers	358,784	266,552
Total prepaid expenses and deposits	$395,377	$269,193

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2020	As of December 31, 2019
Computer and office equipment	$78,685	$-
Furniture & fixtures	122,675	-
Leasehold improvements	203,384	-
Vehicle	99,099	-
Subtotal	503,843	-
Less: accumulated depreciation	(196,799)	-
Total	$307,044	$-

Depreciation expense for the three months ended September 30, 2020 and 2019 amounted to $18,808 and $0, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 amounted to $36,524 and $0, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of September 30, 2020	As of December 31, 2019

Computer software	$34,591	$-
Less: accumulated amortization	(28,452)	-
Total	$6,139	$-

Amortization expense for the three months ended September 30, 2020 and 2019 amounted to $511 and $0, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 amounted to $993 and $0, respectively.

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

	As of September 30, 2020	As of December 31, 2019
Cost of investment	$66,484	$134,166
Unrealized holding gain (loss)	102,247	(68,391)
Exchange rate effect	434	709
Investment in marketable securities	$169,165	$66,484

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

12. INVESTMENT IN NON-MARKETABLE SECURITIES (Continued)

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

Unreserved Sdn Bhd	As of September 30, 2020	As of December 31, 2019
Investment in non-marketable securities	$730,637	$730,637
Less: Sale of investment in non-marketable securities	(730,637)	-
Investment in non-marketable securities	$-	$730,637

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total investment in non-marketable securities	$1,500	$732,137

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of September 30, 2020	As of December 31, 2019
Accrued professional fees	$147,892	$58,594
Accrued promotion expenses	36,169	-
Accrued payroll	24,215	-
Accrued bonus	177,749	-
Others	78,791	18,652
Total other payables and accrued liabilities	$464,816	$77,246

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Accounts receivable – related party

Name of Related Party	Relationship	Nature	As of September 30, 2020	As of December 31, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$520,786
Total			$-	$520,786

Amount due from related parties

Name of Related Party	Relationship	Nature	As of September 30, 2020	As of December 31, 2019

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,228	$2,217
Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	1,469	-
Total			$3,697	$2,217

Prepayments and Deposits - related party

Name of Related Party	Relationship	Nature	As of September 30, 2020	As of December 31, 2019

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Prepayment for Printing Label	$1,620	$-
Total			$1,620	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of September 30, 2020	As of December 31, 2019

Mr. How Kok Choong	CEO and director of the Company	Acquisition payment of ASL and expenses paid for the Company	$-	$3,952
Redboy Picture Sdn Bhd “Redboy”	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Amount due to Redboy for business operational fees	962	-
Total			$962	$3,952

Related party transactions

Revenue

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$236,736
Total			$-	$236,736

Name of Related Party	Relationship	Nature	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$1,076,044
Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sales of products	13,654	21,461
Total			$13,654	$1,097,505

Other income

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$1,443	$-
Total			$1,443	$-

Name of Related Party	Relationship	Nature	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	1,443	-
Total			$1,443	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2020, and December 31, 2019, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of September 30, 2020, and December 31, 2019, there were 1,000,000,000 common stocks authorized, 376,452,047 and 376,275,500 shares issued and outstanding, respectively.

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2020 and December 31, 2019.

Non-controlling interest

As of September 30, 2020 and for the three and nine months ended September 30, 2020, no material transactions of non-controlling interest occurred from the operating results from ASL as the Company holds approximately 99.99% of the equity interest in ASL, non-controlling interests that present in ASL is $0 and therefore not presented separately in the accompanying unaudited condensed consolidated financial statements.

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Tax jurisdictions from:
Local	$(96,606)	$(86,056)	$(400,776)	$(128,388)
- Foreign – Malaysia	719,561	(22,072)	1,033,341	20,727
- Foreign – Hong Kong	(149,977)	10,064	(170,030)	(374,564)
Income (loss) before income tax	$472,978	$(98,064)	$462,535	$(482,225)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

The (provision for) benefit of income taxes consisted of the following:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Current:
- Local	$-	$-	$-	$-
- Foreign	(20,381)	-	(20,381)	6,965

Deferred:
- Local	-	-	-	-
- Foreign	(37,560)	-	(171,627)	-

(Provision for) benefit of income taxes	$(57,941)	$-	$(192,008)	$6,965

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Malaysia (including Labuan) and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2020, the operations in the United States of America incurred approximately $607,000 of cumulative net operating losses which can be carried forward to offset future taxable income. Approximately $10,000 and $24,000 of the net operating loss carry forwards will expire in 2027 and 2028, respectively, if unutilized. The remaining balance can be carried forward indefinitely. The deferred tax valuation allowance as of September 30, 2020 and December 31, 2019 were approximately $128,000 and $43,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings sdn Bhd. are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and nine months ended September 30, 2020 and RM 500,000 (or approximately $125,000) income for the three and nine months ended September 30, 2019, with the remaining balance being taxed at the 24% rate.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of September 30, 2020	As of December 31, 2019

Deferred tax assets:
Net operating loss carry forwards in U.S.	$127,573	$43,410
Net operating loss carry forwards in Malaysia	66,109	-
Less: valuation allowance	(127,573)	(43,410)
Deferred tax liabilities:
Depreciation	(66,109)	-
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2020, and December 31, 2019, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three and nine months ended September 30, 2020 and 2019.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three and nine months ended September 30, 2020, no customer accounted for 10% or more of the Company’s total revenues. For the three months ended September 30, 2019, one related party customer accounted for approximately 100.0% of the Company’s total revenues. For the nine months ended September 30, 2019, one related party customer accounted for approximately 98.0% of the Company’s total revenues.

As of September 30, 2020, receivables from a third-party e-commerce company accounted for approximately 99.5% of the total balance of accounts receivable. As of December 31, 2019, one related party customer accounted for 100.0% of the total balance of accounts receivable.

(b) Major vendors

For the three months ended September 30, 2020, two vendor accounted for approximately 63.7% and 36.3% of the Company’s total purchases. For the nine months ended September 30, 2020, two vendor accounted for approximately 66.6% and 33.4% of the Company’s total purchases. For the three months ended September 30, 2019, one vendors accounted for 100.0% of the Company’s total purchases, respectively. For the nine months ended September 30, 2019, two vendors accounted for approximately 69.0% and 31.0% of the Company’s total purchases, respectively.

There are no accounts payable balance as of September 30, 2020. As of December 31, 2019, one vendor accounted for 100% of the total balance of accounts payable.

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended September 30, 2020, two sales distributors accounted for approximately 10.5% and 10.3% of the Company’s total commission expense. For the nine months ended September 30, 2020, no sales distributor accounted for 10% or more of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2020, and December 31, 2019, $756,707 and $238,937 were deposited with financial institutions, respectively, $276,769 and $0 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES

Lease commitments

On April 1, 2020, the Company adopted ASC 842 for ASL’s office space lease and sales and training center as the lease commencement date upon the acquisition of ASL. The Company recognized lease liabilities of approximately $489,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate. The weighted remaining term of the lease is approximately 2.79 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending September 30,	Operating lease liabilities

2021	$166,524
2022	163,689
2023	121,242
Total lease payments	451,455
Less: interest	(33,198)
Present value of lease liabilities	$418,257

The Company also leases one distribution center and two employee apartments with an expiring term of twelve months or fewer, which were classified as operating leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company selected not to recognize lease assets and liabilities on these leases. As of September 30, 2020, the Company’s commitment for minimum lease payments under these operating leases within the next twelve months are $7,816.

Rent expense for the three months ended September 30, 2020 and 2019 was $58,793 and $13,400, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $111,465 and $40,166, respectively.

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of September 30, 2020 for the next five years and thereafter is as follows:

Twelve months ending September 30,	Minimum purchase
2021	$693,900
2022	693,900
2023	693,900
2024	693,900
2025	693,900
Thereafter	1,561,275
Total minimum purchase commitments required	$5,030,775

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (Continued)

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

COVID-19

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. In accordance with the recommendations of the WHO, Malaysia had imposed a nationwide lockdown via the government’s Movement Control Order (“MCO”) effective March 18, 2020. The MCO has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. On May 4, 2020, the MCO was lessened to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at the similar level year over year in the remaining period of 2020 and in 2021.

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

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn, Bhd. (“WATP”), a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle. On September 15, 2020, WATP entered into a business collaboration agreement with ASL to carry out certain wellness programs.

The Company and its subsidiaries are principally engaged in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body and various wellness programs.

Agape ATP Corporation is a company that provides health and wellness products and health solution advisory services to our clients. The Company primarily focus its efforts on attracting customers in Malaysia. Its advisory services center on the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and promotion of health. The program aims to promote improved health and longevity in our clients through a combination of modern medicine, proper nutrition and advice from skilled nutritionists and/or dieticians.

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

The Company deems creating public awareness on wellness and wellbeing lifestyle as essential to enhance the provision of its health solution advisory services; and therefore incorporated WATP. Upon its establishment, WATP started collaborating with ASL to carry out various wellness programs.

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

Results of Operation

For the three months ended September 30, 2020 and 2019

Revenue

The Company generated revenue of $1,413,063 for the three months ended September 30, 2020 as compared to $236,736 for the three months ended September 30, 2019, a significant increase of $1,176,327 or approximately 496.9%. The revenue was mainly derived from the increased sale of health and wellness products as a result of the operation of ASL, which brought us to a large group of customers in an established network marketing sales channel that has been established in Malaysia for the past 15 years. For the three months ended September 30, 2019, we were only making sales to our related party on a wholesale basis when they placed the purchase orders.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 amounted to $186,891 as compared to $210,383 for the three months ended September 30, 2019, a decrease of $23,492 or approximately 11.2%. The cost of revenue consist of cost of goods and packing materials. The cost of revenue for the current reporting period was predominately incurred by ASL for its retail activities, while the cost of revenue for the corresponding period last year was related to wholesale business of the Company prior to the acquisition of ASL.

Gross Profit

Gross profit for the three months ended September 30, 2020 amounted to $1,226,172 as compared to $26,353 for the three months ended June 30, 2019, a significant increase of $1,199,819 or approximately 4,552.9%. Gross margin for the three months ended September 30, 2020 was approximately 86.8% as compared to approximately 11.1% for the three months ended September 30, 2019. The increase in gross profit was predominately due to the increase in revenue as a result from the operation of ASL, which brought us to a large group of customers in an established network marketing sales channel as compared to the three months ended September 30, 2019, which we generated lower gross margins from our sales to our related party wholesales customer.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended September 30, 2020 amounted to $159,292 as compared to $338 for the three months ended September 30, 2019, a significant increase of $158,954 or approximately 47,027.8%. The significant increase was predominately due to the operation of ASL which contributed additional selling expenses to our operations and an increase of approximately $85,000 of salary and employee benefit expenses of our employees in ASL’s sales center for the three months ended September 30, 2020. As compared to the same period in 2019, we did not have any employees in our sales team. The significant increase was also attributable to the increase of approximately $16,000 of credit card charges of processing sales transactions from our customers, the increase of approximately $34,000 of promotional and event expenses as we have more events and gifts to promote our products and the increase of other miscellaneous selling expenses of approximately $24,000.

Commission expenses

Commission expenses were $300,957 and $0 for the three months ended September 30, 2020 and 2019, respectively, a significant increase of $300,957 or 100.0%. The significant increase in commission expenses was due to the operation of ASL which brought us to a new marketing channel which pay commissions to distributors and members in network sales marketing.

General and administrative expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2020 amounted to $355,274, as compared to $102,844 for the three months ended September 30, 2019, a significant increase of $252,430 or approximately 245.4%. The significant increase was predominately due to the increase of salary and employee benefit expenses of approximately $143,000 as we have more employees from the operation of ASL in the three months ended September 30, 2020. The significant increase of G&A expenses was also attributable to the operation of ASL with approximately $109,000 additional general and administrative expenses to our operations, which mainly comprised of rental expenses, professional expenses and depreciation expenses.

Other Income (Expenses), Net

For the three months ended September 30, 2020, we recorded an amount of $62,329 as other income, net as compared to $21,235 other expenses, net for the three months ended September 30, 2019, an increase of $83,564 or approximately 393.5%. The net other income of $86,748 incurred during the three months ended September 30, 2020 comprised foreign currency exchange gain of $65,307, other income of $12,144, interest income of $9,297, and unrealized holding loss on marketable securities of $24,419 compared to the net other expenses of $21,235 during the three months ended September 30, 2019.

Provision for Income Taxes

The Company recorded provision for income taxes of $57,941 and $0 for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, we generated taxable income in ASL that is subjected to a unified 24% income tax rate.

Net Income (Loss)

Net income increased by $513,101 from net loss of $98,064 for the three months ended September 30, 2019 to net income of $415,037 for the three months ended September 30, 2020, mainly due to reasons as discussed above.

For the nine months ended September 30, 2020 and 2019

Revenue

The Company generated revenue of $2,936,925 for the nine months ended September 30, 2020 as compared to $1,097,505 for the nine months ended September 30, 2019, a significant increase of $1,839,420 or approximately 167.6%. The revenue was predominately derived from the increased sales of health and wellness products as a result from the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel that has been in established in Malaysia for the past 15 years. For the nine months ended September 30, 2019, we were only making sales to our related party on wholesale basis when they placed the purchase orders.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2020 amounted to $658,445 as compared to $1,027,733 for the nine months ended September 30, 2019, a decrease of $369,288 or approximately 35.9%. The cost of revenue was consist of cost of goods purchased and packing materials. The cost of revenue for the current reporting period was predominately incurred by ASL for its retail activities, while the cost of revenue for the corresponding period last year was related to wholesale business of the Company prior to the acquisition of ASL.

Gross Profit

Gross profit for the nine months ended September 30, 2020 amounted to $2,278,480 as compared to $69,772 for the nine months ended September 30, 2019, a significant increase of $2,208,708 or approximately 3,165.6%. Gross margin for the nine months ended September 30, 2020 was approximately 77.6% as compared to approximately 6.4% for the nine months ended September 30, 2019. The increase of gross margin was predominately due to the increase of revenue and decrease in cost of revenue for the nine months ended September 30, 2020 as compared to the same period in 2019 as a result from the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel. For the nine months ended September 30, 2020, we generated higher gross margins of selling our products directly to the customers in the network channel as compared to the nine months ended September 30, 2019, which we generated a much lower gross margins from our sales to our related party wholesales customer.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for nine months ended September 30, 2020 amounted to $268,648 as compared to $8,184 for the nine months ended September 30, 2019, a significant increase of $260,464 or approximately 3,182.6%. The significant increase was predominately due to the acquisition of ASL which attributed additional selling expenses to our operations and resulted from the increase of approximately $170,000 salary and employee benefit expenses of our employees in ASL’s sales center for the nine months ended September 30, 2020. As compared to the same period in 2019, we did not have any employees in our sales team. The significant increase was also attributable to the increase of approximately $25,000 credit card charges of processing sales transactions from our customers, the increase of approximately $36,000 of promotional and event expenses as we have more events and gifts to promote our products and the increase of other miscellaneous selling expenses of approximately $30,000.

Commission expenses

Commission expenses were $683,455 and $0 for the nine months ended September 30, 2020 and 2019, respectively, a significant increase of $683,455 or 100.0%. The significant increase in commission expenses was due to the acquisition of ASL which brought us to a new marketing channel which pays commissions to distributors and members in network sales marketing.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2020 amounted to $1,029,052, as compared to $186,622 for the nine months ended September 30, 2019, a significant increase of $842,430 or approximately 451.4%. The significant increase was predominately due to the increase of professional fees of approximately $349,000 as we have recently hired new professional firms located in the U.S. and Hong Kong, including legal counsel, auditor, and financial reporting consultant, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and to continue to stay compliant and professional services incurred in relation to the acquisition of ASL during the nine months ended September 30, 2020 as compared to the same period in 2019, we were using local professional firms in Malaysia. Professional fee incurred by the U.S. and Hong Kong firms are generally higher than the professional fees incurred by the Malaysia firms. The significant increase of G&A expenses was also attributable to the acquisition of ASL with approximately $459,000 additional general and administrative expenses to our operations, which mainly comprised of rental expenses, salary and employee benefit expenses and depreciation expenses. In addition, the increase of G&A expenses was also due to the increase of approximately $34,000 of travelling expenses for our CEO for potential business developments.

Other Income (Expenses), Net

For the nine months ended September 30, 2020, we recorded an amount of $165,210 as other income, net as compared to $357,191 other expenses, net for the nine months ended September 30, 2019, a significant increase of $522,401 or approximately 146.3%. The net other income of $165,210 incurred during the nine months ended September 30, 2020 comprised of interest income of $41,230, other income of $29,738, foreign currency loss of $8,005 and unrealized holding gain on marketable securities of $102,247. The net other expenses of $357,191 incurred during the nine months ended September 30, 2019 comprised other income of $19,219, $26,085 on share of loss in investee company from our equity investment, $16,509 on gain on deemed disposal of shares in investee company and $366,834 of impairment loss in our equity investment.

Provision for (Benefit of) Income Taxes

The Company recorded provision for (benefit of) income taxes $192,008 and $(6,965) for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we generated taxable income in ASL that are subject to a unified 24% income tax rate. On the other hand, during the nine months ended September 30, 2019, we incurred taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits.

Net Income (Loss)

Net income increased by $745,787 from net loss of $475,260 for the nine months ended September 30, 2019 to $270,527 for the nine months ended September 30, 2020, predominately due to reasons as discussed above.

Liquidity and Capital Resources

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic.

To help counter the transmission of COVID-19, the government of Malaysia initiated movement control orders (“MCO”), the first effective March 18, 2020. The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. The first MCO was extended three times, each for a two-weeks period, until May 12, 2020. On May 13, 2020, the MCO was eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia. The CMCO was further relaxed, and on June 8, 2020, Malaysia moved into the Recovery Movement Control Order (“RMCO”). Due to a resurgence of COVID-19, CMCO was reimposed in the state of Sabah, Selangor, Kuala Lumpur and Putrajaya effective October 14, 2020. On November 7, 2020, the CMCO was extended to a wider geographical area to include another six states in the country. Effectively, ten of thirteen states in Malaysia were placed under CMCO with the exceptions of Perlis, Pahang and Kelantan.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the remaining period of 2020 and in 2021.

As of September 30, 2020, we had working capital of $4,926,908 consisting of cash in bank of $756,707 and time deposits of $2,564,672 as compared to working capital of $3,452,665 consisting of cash in bank of $238,937 and time deposits of $2,505,520 as of December 31, 2019. In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient liquidity to fund our working capital needs for the next 12 months from the date of issuance of this Form 10-Q.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Net cash used in operating activities	$(743,670)	$(691,672)
Net cash provided by (used in) investing activities	1,276,114	(1,500)
Net cash provided by (used in) financing activities	21,104	(4,573)
Effect of exchange rate on cash and cash equivalents	45,585	(2,092)
Net change in cash and cash equivalents	$599,133	$(699,837)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $743,670and were predominately comprised of the non-cash income on unrealized holding gain on marketable securities of $102,247, the increase of accounts receivables of $271,876, the increase of prepaid taxes of $123,507, the decrease of customer deposits of $1,268,487 and the payment of operating lease liabilities of $69,021. The net cash used in operating activities was mainly offset by the net income of $270,527, the non-cash depreciation and amortization expense of $37,517, amortization of operating right-of-use assets of $70,047, deferred tax provision of $171,586, the decrease in inventories of $132,939, the decrease in prepayments and deposits, including related party of $245,496, and the increase in other payables and accrued liabilities of $167,603.

Net cash used in operating activities for the nine months ended September 30, 2019 was $691,672 and were predominately comprised of net loss of $475,260, the non-cash expense of gain on deemed disposal of shares in Investee Company of $16,509, the increase of related party accounts receivable of $550,311, and the decrease in customer deposits of $217,743. The net cash used in operating activities was mainly offset by the non-cash expense of loss from equity investment of $26,085 and the impairment loss in equity investment of $366,834, the decrease of prepayments and deposits of $148,020, and the increase in other payables and accrued liabilities of $36,391.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $1,276,114, which were in respect of cash and cash equivalents acquired through acquisition of ASL of $1,210,818 and partial proceeds collected from the sale of our non-marketable securities of $70,173, offset by purchase of equipment and intangible assets of $4,877.

Net cash used in investing activities for the nine months ended September 30, 2019 was $1,500 which was due to the investment in non-marketable securities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $21,104 which were mainly comprised of repayments from related parties of $224,342 offset by payment of deferred offering cost of $203,238.

Net cash used in financing activities for the nine months ended September 30, 2019 was $4,573 which were due to the repayment to a director of $5,318 offset by repayment from related parties of $745.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Sales of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test and a health camp program. The health screening test and the health camp programs are considered as separate performance obligations. The promises to deliver the health screening test report and the attendance at the health camp are separately identifiable, which are evidenced by the fact that the Company provides separate services of delivering the health screening test report and allowing admission of the customers to attend the health camp. The Company derives its revenues from sales contracts with its customers with revenues being recognized when the test reports are completed and delivered to its customers.

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three and nine months ended September 30, 2020, revenues from health and wellness services are immaterial to the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Accounting Officer)

