Form 10-K
period 2020-12-31
Agape ATP Corp
filed 2021-03-31
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________

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

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [X] Smaller reporting company [X]

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

$913,908,750.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2021
Common Stock, $0.0001 par value	376,452,047

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Agape” are references to Agape ATP Corporation, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

●	“Malaysia” is Malaysia;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“RM” and “Ringgit” are to the legal currency of Malaysia;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

The accompanying consolidated financial statements reflect the activities of the Company, Agape ATP Corporation (“AATP LB”), Agape ATP International Holding Limited (“AATP HK”), Wellness ATP International Holdings Sdn, Bhd. (“Wellness ATP”), ASL and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3).

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5	Wellness ATP International Holdings Sdn, Bhd	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

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

The Company deems creating public awareness on wellness and wellbeing lifestyle as essential to enhance the provision of its health solution advisory services; and therefore, incorporated WATP. Upon its establishment, WATP started collaborating with ASL to carry out various wellness programs.

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

BEAUNIQUE Mito+

The BEAUNIQUE Mito+ is a strong antioxidant drink with great flavor and taste. The preeminence of BEAUNIQUE Mito+ is its ability to further protect and stimulate mitochondria (the powerhouse of cells) in cellular energy (ATP) production with the added advantage of less total sugars and calories. The formula comprises 11 Superfood including potent mangosteen skin extract. Backed by advanced scientific research and tested on 88 nutrigenomic profile, the formulation revealed enhanced antioxidant properties. 96.34% DPPH Radical Scavenging activity.

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

Future Plans

As at the date of this report, the number of COVID-19 cases have hit over 124 million worldwide with approximately 2.7 million lives lost. About 17% of those who contracted the disease are still battling on.

A year on, after the declaration of the COVID-19 pandemic, the threats brought about by the pandemic have not abated. There are two opposing developments on COVID-19, (i) the discovery of the COVID-19 vaccines which have went into commercial production, and first made available for patients on December 8, 2020. As at the date of this report more than 458 million doses of the vaccine have been administered across 87 countries; and (ii) The emergence of, possibly, more virulent mutant strains of the COVID-19.

In Malaysia, where our products are mainly sold, the number of COVID-19 cases have spiked. On January 12, 2021, the local government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts. On March 5, 2020, lockdowns in most part of the country was eased to a Conditional Movement Control Order.

In view of the severity of the COVID-19 pandemic, the Malaysian government had entered into several agreements to secure COVID-19 vaccines with several pharmaceutical companies. There were two agreements executed with Pfizer-BioNTech, each for the supply of 12.8 million doses of the COVID-19 vaccines, the first one million doses will be delivered as early as the first quarter of 2021. Agreements were also signed with Russia’s Gamaleya Research Institute and China’s Sinovac Biotech for an approximate 18.4 million doses.

February 2021 was a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defence sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunisation Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization.

As with many other corporations, as far as the challenges posed by the COVID-19 pandemic, we have encountered challenges in terms of business and corporate developments. ASL, our newly acquired subsidiary that is principally involved in network marketing performed marginally better in the financial year ended 2020 as compared to the preceding year. As businesses continues to be digitized, we will further capitalize on the e-commerce trading platform provided by Vettons Sdn. Bhd. to perform e-marketing and e-trading of our products to members, as well as online e-recruitment of new members.

In September 2020, we have also incorporated WATP to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle. The establishment of WATP is a further expansion of our business into the health and wellness industry. While the COVID-19 pandemic subsists, we will concentrate our positive energy in developing our businesses in Malaysia where most of our activities are concentrated. We anticipate expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. Our expansion plans constructed earlier, has to be delayed due to changes in rules and regulations imposed by the local governments of these countries, which at this moment are still subject to continuous reviews and changes, changes in work-methods and various other obstacles brought about as a direct result of the pandemic. We view these challenges positively as we will now, be able to develop new methods of operations that are more cost effective. Information technology will be deployed more extensively. We also plan to allocate funds to research new products to widen our products and services in our ATP Zeta Super Health Program, as well as the ÉNERGÉTIQUE and BEAUNIQUE series. However, such development will require intensive research, development and testing. We cannot accurately determine a definitive timeline at present, nor have we determined an appropriate budget, for these future activities. We may also evaluate potential acquisitions in the future which we feel may have synergy with our current operations.

When the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, we will set up offices in the countries in which we operate to better service our customers for higher returns. It is the group’s ultimate aim to partake in all the lucrative areas of the health and wellness ecosystem as far as possible, to carve a niche in the health and wellness industry.

Marketing

Leveraging on information technology, we will continue to build our brand image to create brand awareness to penetrate the marketplace and attract customers. For the Company’s network marketing business, we have a corporate website which introduces and promotes our products and services, enable e-trading and e-recruitment of members. Going forward, we will use our corporate website more extensively to market all our products and services. We will utilize marketing related search engines to attract potential clients to our website. In financial year 2020, we have also synched-up with Vettons Sdn. Bhd, an e-merchant to further our reach through e-commerce. On February 1, 2021, Mr. How Kok Choong, the CEO and director of the Company, was appointed as the non-executive Chairman of Vettons Sdn Bhd.

Additionally, we will explore other online methods to enhance brand awareness that are impactful for community building for our other ventures in the health and wellness industry such as referral programs, develop contents for guest publishing, social media contests, etc. We will be social focus in the selection of social networks for our social media marketing, and where appropriate infographics will be used and influence marketing will be employed.

Competition

The health and wellness industry, with a focus on health supplements in particular in Malaysia, where we operate, is rather competitive. Our focus is on the mature group of customers, i.e. adults ranging in age from 18-65 years old. We face competition from various retail health supplement providers, pharmacies, and Multi-Level Marketing Companies which supply health supplement products, such as Bio-Life Marketing Sdn Bhd, Elken Group, Usana Group, BMS Organics, NHF Group and their respective affiliates. These competitors are generating significant traffic to their marketing websites; and have established brand recognition and financial resources.

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

For all our ventures in the health and wellness industry, present and future, we will plan our inroads to ward off unnecessary competition.

Customers

Our customer base increased to 128,136 members as at December 31, 2020, solely brought about by the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel that were established in Malaysia for the past 15 years. For the year ended December 31, 2019, we were making sales, solely to Agape S.E.A. Sdn Bhd, a related party.

Employees

The following table sets forth the number of employees by function as of the date of this annual report:

Function	Number of employees

Senior Management	3
Business Development Department	2
Corporate Affairs Department	4
Finance Department	6
Human Resources Department	3
Operations Department	9
Product Development Department	3
Sales & Marketing Department	5
Total	35

Regulations

At present, our products are predominately sold in Malaysia. As the contents and combination of the main ingredients in our ATP Zeta Health Program and BEAUNIQUE series are categorized as health food rather than medicines or drugs, all of our products require authorization from the Food Safety and Quality Division of the Ministry of Health, Malaysia according to the Food Act 1983 (ACT 281) & Regulations in order to be sold in the country. Accordingly, we have obtained the appropriate authorizations from the Food Safety and Quality Division of the Ministry of Health, Malaysia for all products in our ATP Zeta Health Program and BEAUNIQUE series.

Our ÉNERGÉTIQUE series is regulated under the Control of Drugs and Cosmetics Regulations 1984, the Ministry of Health, Malaysia. We have also obtained the appropriate authorizations for distribution and sale of the products.

ITEM 1A. RISK FACTORS

We are exposed to concentration risk of heavy reliance on our major supplier for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the year ended December 31, 2020, we purchased $500,747 and $174,691 from two of our major suppliers, represented 74.1% and 25.9%, respectively, of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major suppliers and our continuous supplier-customer relationships with them. Our heavy reliance on our major suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

As is customary in distribution arrangements of this type, the distribution agreement with our major suppliers are terminable by either party by giving notice. There is no assurance that our major suppliers will not terminate the distribution agreement. In the event that they terminate the distribution agreements, we will have to source products from other suppliers and we may not be able to secure supply of products with quantity and quality required to support our business or at all. Such termination may therefore have a material adverse impact on our business, financial condition and operating results if we fail to engage any other suppliers before the termination.

There is no assurance that our major suppliers will continue to supply their products in the quantities and timeframes required by us to meet the needs of our customers or comply with their supply agreements with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our major suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cash flow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

Our major suppliers may change their existing sales or marketing strategy in respect of the products supplied to us by changing their export strategy, reducing its sales or production volume or changing its selling prices. Consequently, there are no assurances that our major suppliers will not appoint other dealers or distributors which may compete with us in the market where we operate. Furthermore, any significant increase in the selling prices of the products which we source from our suppliers will increase our costs and may adversely affect our profit margin if we are not able to pass the increased costs on to our customers.

There are no assurances that there will be no deterioration in our relationships with our major suppliers which could affect our ability to secure sufficient supply of products for our business. In the event that our major suppliers change their sales or marketing strategy or otherwise appoint other dealers or distributors who may compete with us, our business, financial condition and operating results may be materially and adversely affected.

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

Our business is principally regulated by various laws and regulations in the market we operate, such as in Malaysia the Food Act of 1983 (Act 281) and Regulations, Control of Drugs and Cosmetics Regulations 1984 mandate authorization from the Food Safety and Quality Division and National Pharmaceutical Regulatory Agency of the Ministry of Health for our Company’s products to be sold in the country. Various registrations, certificates and/or licenses for the conduct of our business are required under the above laws, which also contain provisions for requirements on the storage, labelling, advertising and importation of some of our products.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In connection with the audits of our consolidated financial statements as of December 31, 2020, we and our independent registered public accounting firms identified three “material weaknesses,” and other control deficiencies including significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the Company were: (i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of adequate segregation of duties and effective risk assessment, which in turn may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of System and Data Security Access: (a) authorization of new operating system-level user accounts created was not formally documented, (b) periodic review and recertification of application, operating system, and database users and the user access rights was not performed, (c) procedures for periodic review and analysis of application, operating system, and database-level audit logs were not documented or performed, manually or through the use of software tools, (d) mandatory password settings, such as minimum length, complexity, reset frequency, failed log-in attempts, password history, etc., were not deployed; and (vi) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

We have taken measures and plan to continue to take measures to remedy these material weaknesses. The measures that we have taken and are planning to take which includes, but not limited to, hired a chief financial officer who possesses U.S. GAAP and SEC reporting knowledge and hiring more qualified accounting personnel with U.S. GAAP experiences. We are also seeking a U.S. tax professional to assist in the preparation of the Subpart F and GILTI tax provisions. We also intend to form an internal audit function and have plans to hire internal auditors to strengthen our overall governance. All internal auditors will be independent of our operations and will report directly to the audit committee. The implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting, and we cannot conclude that they have been fully remedied. Our failure to correct theses material weaknesses or our failure to discover and address any other material weaknesses could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

Upon completion of this offering, we will become subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act, or SOX 404, will require that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K and in our quarterly report on Form 10-Q if we are qualified as an accelerated filer. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of SOX 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with SOX 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our shares. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

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

We face risks related to health epidemics, severe weather conditions and other outbreaks.

●	temporary closure of offices, travel restrictions, financial impact of our customers or suspension supplies may negatively affected, and could continue to negatively affect, the demand for our products;

●	our customer may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We may have to provide significant sales incentives to our sole customer during the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing for a period of time or materially delay delivery to our customers, which may also lead to loss of our customers; and

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak and the marketable securities that we have invested in could be materially adversely affected, which may lead to significant impairment in the fair values of our investments and in turn materially adversely affect our financial condition and operating results.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the fiscal year 2021. We may have to record downward adjustments or impairment in the fair value of investments in the fiscal year 2021, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares.

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

Holders

As of December 31, 2020, we had 376,452,047 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,241 record holders of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the twelve months ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report. Financial data for the year ended December 31, 2019 was derived from the six months audited financial statement ended December 31, 2019 and the results from the interim financial statements from January 1, 2019 to June 30, 2019 as the Company changed its fiscal year from June 30 to December 31.

	Years Ended
	December 31, 2020	December 31, 2019
		(Unaudited)
Revenue	$3,452,621	$1,290,131
Net income (loss)	$354,766	$(716,127)
Net income (loss) per share – (basic and diluted)	$0.00	$0.00

	As December 31,
	2020	2019

Total assets	$7,210,607	$4,335,274
Total liabilities	$1,285,773	$83,988

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

Results of Operation

For the years ended December 31, 2020 and 2019

Revenue

The Company generated revenue of $3,452,621 for the year ended December 31, 2020 as compared to $1,290,131 for the year ended December 31, 2019, representing a significant increase of $2,162,490 or approximately 167.6%. The revenue was predominately derived from the increased sales of health and wellness products as a result from the acquisition of ASL, which brought us to a large group of customers in an established network marketing sales channel that were established in Malaysia for the past 15 years. For the year ended December 31, 2019, we were only making sales to our related party, Agape S.E.A. Sdn Bhd, on wholesale basis when they placed the purchase orders.

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 amounted to $775,855 as compared to $1,200,829 for the year ended December 31, 2019, representing a decrease of $424,974 or approximately 35.4%. The cost of revenue comprised cost of goods purchased and packing materials. The cost of revenue for the current reporting year was predominately incurred by ASL for its distribution activities to its members, while the cost of revenue for last year was related to wholesale business of the Company prior to the acquisition of ASL. In addition, the Company also incurred less cost of revenue for 2020 due to the cost saving for adding a local supplier rather than fully dependence on its foreign suppliers resulted from higher freight-in cost.

Gross Profit

Gross profit for the year ended December 31, 2020 amounted to $2,676,766 as compared to $89,302 for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 was approximately 77.5% as compared to approximately 6.9% for the year ended December 31, 2019. The significant increase in gross profit was mainly due to the increase in revenue as a result from the operation of ASL, which brought us to a large group of customers in an established network marketing sales channel. For the year ended December 31, 2020, we generated higher gross margins of selling our products directly to the customers in the network channel as compared to the year ended December 31, 2019, which we generated a much lower gross margins from our sales to our related party, Agape S.E.A. Sdn Bhd, wholesales customer.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for year ended December 31, 2020 amounted to $376,582 as compared to $7,846 for the year ended December 31, 2019, representing a significant increase of $368,736 or approximately 4,699.7%. The significant increase was predominately due to the acquisition of ASL which attributed additional selling expenses to our operations and resulted from the increase of approximately $254,000 salary and employee benefit expenses of our employees in ASL’s sales center for the year ended December 31, 2020. As compared to the same period in 2019, we did not have any employees on our sales team. The significant increase was also attributable to the increase of approximately $33,000 credit card charges of processing sales transactions from our customers, the increase of approximately $38,000 of promotional and event expenses as we have more events and gifts to promote our products and the increase of other miscellaneous selling expenses of approximately $43,000 as we spend more resources to expand our business.

Commission expenses

Commission expenses were $830,659 and $0 for the years ended December 31, 2020 and 2019, respectively, representing a significant increase of $830,659 or 100.0%. The significant increase in commission expenses was due to the acquisition of ASL which brought us to a new marketing channel which pays commissions to distributors and members in network sales marketing.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2020 amounted to $1,627,660, as compared to $396,048 for the year ended December 31, 2019, representing a significant increase of $1,231,612 or approximately 311.0%. The significant increase was predominately due to the increase of professional fees of approximately $555,000 as we have recently hired new professional firms located in the U.S. and Hong Kong, including legal counsel, auditor, and financial reporting consultant, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and to continue to stay compliant and professional services incurred in relation to the acquisition of ASL during the year ended December 31, 2020 as compared to the same period in 2019, we were using local professional firms in Malaysia. Professional fee incurred by the U.S. and Hong Kong firms are generally higher than the professional fees incurred by the Malaysia firms. The significant increase of general and administrative expenses was also attributable to the acquisition of ASL with approximately $677,000 additional general and administrative expenses to our operations, which mainly comprised of rental expenses, salary and employee benefit expenses and depreciation expenses.

Other Income (Expenses)

For the year ended December 31, 2020, other income, net was $674,482 as compared to $408,500 other expenses, net for the year ended December 31, 2019, representing a significant increase of $1,082,982 or approximately 265.1%. The net other income of $674,482 derived during the year ended December 31, 2020 comprised of interest income of $49,203, other income of $38,051, foreign currency gain of $77,029, unrealized holding gain on marketable securities of $350,137 and dividend income from marketable securities of $160,062. The net other expenses of $408,500 incurred during the year ended December 31, 2019 comprised other income of $36,301, $26,085 on loss from our equity investment, unrealized holding loss on marketable securities of $68,391, $16,509 on gain on deemed disposal of shares in investee company and $366,834 of impairment loss in our equity investment.

Provision for (Benefit of) Income Taxes

The Company recorded provision for (benefit of) income taxes $161,581 and $(6,965) for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we generated taxable income in ASL that are subject to a unified 24% income taxes rate which include current period provision as well as deferred tax assets which the Company utilized on prior periods losses in ASL. On the other hand, during the year ended December 31, 2019, we incurred taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income taxes benefits.

Net Income (Loss)

Net income was $354,766 for the year ended December 31, 2020, changed from net loss of $716,127 for the year ended December 31, 2019, predominately due to reasons as discussed above.

Liquidity and Capital Resources

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. To help counter the transmission of COVID-19, the government of Malaysia initiated movement control orders (“MCO”), the first effective March 18, 2020. The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. The first MCO was extended three times, each for a two-weeks period, until May 12, 2020. On May 13, 2020, the MCO was eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia. The CMCO was further relaxed, and on June 8, 2020, Malaysia moved into the Recovery Movement Control Order (“RMCO”). Due to a resurgence of COVID-19, CMCO was reimposed in the state of Sabah, Selangor, Kuala Lumpur and Putrajaya effective October 14, 2020. On November 7, 2020, the CMCO was extended to a wider geographical area to include another six states in the country. Effectively, ten of thirteen states in Malaysia were placed under CMCO with the exceptions of Perlis, Pahang and Kelantan. On January 1, 2021, the Government of Malaysia extended the Recovery Movement Control Order (“RMCO”) through March 31, 2021. On January 12, 2021, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO.

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, disruption or suspension of supplies, our customers may be negatively impacted financially resulting in which the demand for our products may be adversely affected;
●	we may have to provide significant sales incentives to our customers during the outbreak, which may in turn materially adversely affect our financial condition and operating results; and
●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing for a period of time or materially delay delivery to our customers, which may also lead to loss of our customers.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in 2021.

As of December 31, 2020, we had working capital of $4,645,729 consisting of cash in bank of $1,112,147 and time deposits of $2,391,182 as compared to working capital of $3,452,665 consisting of cash in bank of $238,937 and time deposits of $2,505,520 as of December 31, 2019. In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient resource to fund our working capital needs for the next 12 months from the date of issuance of this Form 10-K.

	For the Year Ended		For the Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2019

Net cash used in operating activities	$(557,951)	$(704,418)	$(113,945)
Net cash provided by (used in) investing activities	1,276,200	(1,500)	-
Net cash used in financing activities	(22,091)	(4,573)	-
Effect of exchange rate on cash and cash equivalents	76,985	2,031	815
Net change in cash and cash equivalents	$773,143	$(708,460)	$(113,130)

Operating activities

Net cash used in operating activities for the year ended December 31, 2020 was $557,951 and were mainly comprised of the non-cash income on unrealized holding gain on marketable securities of $350,137 and dividend income from marketable securities of $160,062, the increase of accounts receivables of $165,149, the decrease of customer deposits of $1,421,886 and the payment of operating lease liabilities of $105,009. The net cash used in operating activities was mainly offset by the net income of $354,766, the non-cash depreciation and amortization expense of $56,912, amortization of operating right-of-use assets of $106,561, deferred tax provision of $178,329, the decrease in inventories of $78,674, the decrease in prepaid taxes of $184,985, the decrease in prepayments and deposits, including related party of $352,577, and the increase in other payables and accrued liabilities of $336,709.

Net cash used in operating activities for the year ended December 31, 2019 was $704,418 and were mainly comprised of net loss of $716,127, the non-cash expense of gain on deemed disposal of shares in Investee Company of $16,509, the increase of related party accounts receivable of $518,940, the decrease in income taxes payables of $6,965, and the decrease in customer deposits of $217,743. The net cash used in operating activities was mainly offset by the non-cash expense of loss from equity investment of $26,085, unrealized holding loss on marketable securities of $68,391 and the impairment loss in equity investment of $366,834, the decrease of prepayments and deposits of $241,372, and the increase in other payables and accrued liabilities of $68,557.

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

Investing activities

Net cash provided by investing activities for the year ended December 31, 2020 was $1,276,200, which were in respect of cash and cash equivalents acquired through acquisition of ASL of $1,210,818, partial proceeds collected from the sale of our non-marketable securities of $70,173 and proceeds from sale of investment in marketable securities of $121, offset by purchase of equipment and intangible assets of $4,912.

Net cash used in investing activities for the year ended December 31, 2019 was $1,500 which was due to the investment in non-marketable securities.

There were no investing activities for the six months ended December 31, 2019.

Financing activities

Net cash used in financing activities for the year ended December 31, 2020 was $22,091 which were mainly comprised of payment of deferred offering cost of $249,525 offset by repayments from related parties of $227,434.

Net cash used in financing activities for the year ended December 31, 2019 was $4,573 which were due to the repayment to a director of $5,318 offset by repayment from related parties of $745.

There were no financing activities for the six months ended December 31, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Polices

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, useful lives of intangible assets, impairment of long-lived assets, allowance for deferred tax assets, operating right-of-use assets, operating lease liabilities and uncertain tax position and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2020: (i) we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures; lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) we do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause us to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of System and Data Security Access: (a) authorization of new operating system-level user accounts created was not formally documented, (b) periodic review and recertification of application, operating system, and database users and the user access rights was not performed, (c) procedures for periodic review and analysis of application, operating system, and database-level audit logs were not documented or performed, manually or through the use of software tools, (d) mandatory password settings, such as minimum length, complexity, reset frequency, failed log-in attempts, password history, etc., were not deployed; and (vi) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

To further strengthen the Company’s internal controls, we have:

(i) Hired 6 additional employees, with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions and prepare financial statements; and

(ii) appointed a chief financial officer on January 12, 2021 with appropriate levels of accounting knowledge and experience to monitor the recording of transactions, address complex U.S. GAAP accounting issues and to review financial statements and related disclosures under U.S. GAAP.

We plan to initiate the following measures going forward:

1.	We intend to establish an internal audit function with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control.

2.	Once we hire additional employees, we intend to initiate a comprehensive training program and development plan to provide ongoing company-wide trainings regarding internal control and requirements of U.S. GAAP financial statements and related disclosures, with particular emphasis on our accounting staff.

3.	We are seeking a U.S. tax professional to assist in the preparation of the Subpart F and GILTI tax provisions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	57	Chief Executive Officer, President, Secretary, Treasurer, Director
Mohd Shaharuddin Bin Abdullah	65	Director
Andrew Lee Kam Fan	59	Chief Financial Officer

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

Mohd Shaharuddin Bin Abdullah- Director

Mohd Shaharuddin Bin Abdullah, was appointed as an executive director of the Board on January 12, 2021. Prior to joining the Company, Mr. Shaharuddin has approximately 24 years of banking industry background and approximately 8 years of accounting and finance related experience. From October 2013 to October 2016, Mr. Shaharuddin served as the assistant director and the head of consumer credit management at Kuwait Finance House (M) Berhad. From April 2010 to October 2012, Mr. Shaharuddin served as the associate director head of special projects at Danajamin Nasional Berhad, and was later seconded to head the corporate debt restructuring committee, a unit incorporated by Bank Negara Malaysia. From January 2006 to April 2010, Mr. Shaharuddin served as the first vice president and the head of the corporate loans and special assets management division at AffinBank Berhad. From January 2002 to December 2005, Mr. Shaharuddin served as an assistant general manager of operations department at Pengurusan Danaharta Nasional Berhad. From January 1984 to December 2001, Mr. Shaharuddin served as the internal auditor, a branch manager, a regional manager at Interfinance Berhad, which was merged with RHB Bank Bhd. in 2000 and Mr. Abdullah served as the head of monitoring and collection division post-merger. From January 1980 to December 1983, Mr. Shaharuddin served as an investment officer and subsequently an assistant project accountant at Permodalan Bumiputra Sabah Berhad. From October 1976 to December 1979, Mr. Shaharuddin served as an executive officer at Bank Negara Malaysia. Mr. Shaharuddin has been an associate member of the Asian Institute of Chartered Bankers since April 1998. Mr. Shaharuddin received his diploma in accountancy at Universiti Teknoloji Mara in 1976, his diploma in banking and finance and Certified Credit Professional I from the Asian Institute of Chartered Bankers in 1992 and 2001, respectively, and his master’s degree in business administration from MBA-USA (Off Campus) in 2002.

Andrew Lee Kam Fan

Lee Kam Fan, Andrew, age 59, was appointed as the chief financial officer of the Company on January 12, 2021. Prior to joining the Company, Mr. Lee has approximately 38 years of accounting and finance related experience. Since July 2014, Mr. Lee has been the proprietor of Andrew Lee & Company. Since June 2010, Mr. Lee served as an adjunct lecturer of the HKICPA Processional Examinations Preparatory Programme at HKU Space. From January 2011 to October 2015, Mr. Lee served as the managing director at ANSA CPA Limited. From September 2010 to October 2012, Mr. Lee served as an independent non-executive director at Sunrise (China) Technology Group Limited (currently referred to as KOALA Financial Group Limited (Hong Kong stock code: 08226)). From March 2006 to April 2017, Mr. Lee was in cooperation with Friedman LLP to oversee financial statements are prepared in accordance with U.S. GAAP. From October 2000 to December 2010, Mr. Lee served as an audit manager and subsequently a partner at Clodick & Company. From April 1998 to September 2000, Mr. Lee served as a director at Nitwell Business Services Limited. From August 1994 to April 1998, Mr. Lee was an assistant audit manager at Cheng, Kwok & Chang. From July 1990 to July 1994, Mr. Lee served as an accountant at K.C. Manufacturing Company. From April 1989 to July 1990, Mr. Lee served as an accountant at Haldane, Midgley & Booth. From January 1987 to April 1989, Mr. Lee served as an audit senior at RSM Nelson Wheeler. From October 1985 to December 1986, Mr. Lee served as an audit assistant at Andrew Ma & Company. From April 1983 to September 1985, Mr. Lee served as an audit Clerk at Anthony Y.T. Tse & Company. Mr. Lee is an associate member of the Institute of Chartered Accountants in England and Wales since April 2019, a certified public accountant (practicing) of the Hong Kong Institute of Certified Public Accountants since May 2010, a fellow member of the Association of International Accountants since December 2006, and an associate member and certified tax advisor of the Tax Institute of Hong Kong since July 2010. Mr. Lee received his bachelor’s degree in business administration at the Open University of Hong Kong in June 2004 and his master’s degree in professional accounting from the Hong Kong Polytechnic University in November 2010.

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

Mr. Mohd Shaharuddin Bin Abdullah was appointed and entered into an employment agreement with the Company on January 12, 2021 and the employment agreement will take effect on the listing of our stock on NASDAQ Capital Market / New York Stock Exchange.

Andrew Lee Kam Fan was appointed and entered into an employment agreement with the Company on January 12, 2021.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

Save except for Mr. Mohd Shaharuddin Bin Abdullah and Mr. Andrew Lee Kam Fan, we do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Save except for Mr. Mohd Shaharuddin Bin Abdullah and Mr. Andrew Lee Kam Fan, our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

As executive director of the Company, Mr. Mohd Shaharuddin Bin Abdullah will be paid a monthly salary of $3,000. He is also entitled to receive a stock-based compensation of $60,000 per annum. His compensation, i.e., salary and stock-based compensation shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

As Chief Financial Officer of the Company, Mr. Andrew Lee Kam Fan is paid a monthly salary of $3,870. His salary shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2020, the Company has 376,452,047 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director; collectively this includes HKC Holdings Sdn. Bhd.*	254,549,547	67.62%	none	n/a	67.62%
5% Shareholders
HKC Talent Limited	50,000,000	13.82%	none	n/a	13.82%

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

On July 1, 2020, the Company issued 176,547 shares of restricted common stock to Mr. How Kok Choong, with a par value of $0.0001 per share, for total consideration payable by shares by the Company for the acquisition of 99.99% of the equity interest in ASL from Mr. How.

Vettons Sdn Bhd (“Vettons”) is an e-commerce company through which ASL conducts some of its distribution activities to its members. On February 1, 2021, Mr. How Kok Choong, our CEO and director, was appointed as the non-executive Chairman of Vettons. As of December 31, 2020, the Company has accounts receivable of $172,757 from Vettons, representing 100% of our accounts receivable.

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

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Agape S.E.A. Sdn Bhd	VIE of Agape Superior Living Sdn Bhd, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Agape ATP (Asia) Limited	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay Sdn. Bhd.

Redboy Picture Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy Picture Sdn Bhd.

Vettons Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is appointed as the non-executive Chairman of Vettons Sdn Bhd on February 1, 2021.

Related party balances as of December 31, 2020 and 2019 are as per table below:

Accounts Receivable - Related Party

Name of Related Party	Nature	As of December 31, 2020	As of December 31, 2019

Agape S.E.A Sdn Bhd	Sales of products	$-	$520,786
Total		$-	$520,786

Amount due from Related Parties

Name of Related Party	Nature	As of December 31, 2020	As of December 31, 2019

Agape ATP (Asia) Limited (“AATP Asia”)	Expenses paid for AATP Asia	$2,227	$2,217
Hostastay Sdn. Bhd. (“Hostastay”)	Sublease rent due from Hostastay	996	-
TH3 Technology Sdn Bhd	Expenses paid for TH3 Technology	12	-
Total		$3,235	$2,217

Amount due to a Related Party

Name of Related Party	Nature	As of December 31, 2020	As of December 31, 2019

Mr. How Kok Choong	Acquisition payment of ASL and expenses paid for the Company	$-	$3,952
Agape Superior Living Pty Ltd	ATP Printing Label fees	455	-
Total		$455	$3,952

Related party transactions for years ended December 31, 2020 and 2019, and for the six months ended December 31, 2019, are as per table below:

Related party transactions

Revenue

Name of Related Party	Nature	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Six Months Ended December 31, 2019
			(Unaudited)
Agape S.E.A Sdn Bhd	Sales of products	$-	$1,268,670	$429,362
Agape Superior Living Pty Ltd	Sales of products	18,060	21,461	-
Total		$18,060	$1,290,131	$429,362

Other Income

Name of Related Party	Nature	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Six Months Ended December 31, 2019
			(Unaudited)
Hostastay Sdn Bhd (“Hostastay”)	Sublease rental income due from Hostastay	$2,881	$-	$-
Total		$2,881	$-	$-

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Total Asia Associates PLT was our independent auditor for the quarter ended March 31, 2019, June 30, 2019, and September 30, 2019 and incurred audit fees in the total of $15,500. Friedman LLP is our independent auditor for the year ended December 31, 2020, and for the six months ended December 31, 2019; and incurred audit fees in the total of $325,000. Friedman LLP is also our tax accountant for the year ended December 31, 2020, and incurred tax fees in the total of $28,000.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Audit fees	$245,000	$95,500
Tax fees	28,000	-
Total	$273,000	$95,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Tax fees” includes professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

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

Date: March 31, 2021

	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agape ATP Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Agape ATP Corporation (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and the six-month period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the six-month period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2019

New York, New York

March 31, 2021

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $37,387 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2020)	$3,517,600	$2,744,457
Accounts receivable	172,757	-
Accounts receivable – related party	-	520,786
Amount due from related parties	3,235	2,217
Inventories	589,814	-
Prepaid taxes (Included $11,330 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2020)	1,104,495	-
Prepayments and deposits	296,370	269,193
Total Current Assets	5,684,271	3,536,653

OTHER ASSETS
Property and equipment, net	298,309	-
Intangible assets, net	5,826	-
Operating right-of-use assets	394,141	-
Investment in marketable securities	577,035	66,484
Investment in non-marketable securities	1,500	732,137
Deferred offering costs	249,525	-
Total other assets	1,526,336	798,621

TOTAL ASSETS	$7,210,607	$4,335,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$2,790
Customer deposits	236,134	-
Operating lease liabilities	154,276	-
Other payables and accrued liabilities ($1,904 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of December 31, 2020)	647,677	77,246
Amount due to a related party	455	3,952
Total Current Liabilities	1,038,542	83,988

NON-CURRENT LIABILITIES
Operating lease liabilities	$241,488	$-
Deferred tax liabilities	5,743	-
Total Non-current Liabilities	247,231	-

TOTAL LIABILITIES	$1,285,773	$83,988

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,452,047 and 376,275,500 shares issued and outstanding as of December 31, 2020 and December 31, 2019	37,645	37,628
Additional paid in capital	6,440,616	5,293,082
Accumulated deficit	(734,443)	(1,089,209)
Accumulated other comprehensive income	181,016	9,785
TOTAL STOCKHOLDERS’ EQUITY	5,924,834	4,251,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,210,607	$4,335,274

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended		For the six months ended
	December 31,		December 31,
	2020	2019	2019
		(Unaudited)
REVENUE	$3,434,561	$-	$-
REVENUE – RELATED PARTY	18,060	1,290,131	429,362
TOTAL REVENUE	3,452,621	1,290,131	429,362

COST OF REVENUE	(775,855)	(1,200,829)	(383,479)

GROSS PROFIT	2,676,766	89,302	45,883

SELLING	(376,582)	(7,846)	-
COMMISSION	(830,659)	-	-
GENERAL AND ADMINISTRATIVE	(1,627,660)	(396,048)	(312,270)
TOTAL OPERATING EXPENSES	(2,834,901)	(403,894)	(312,270)

LOSS FROM OPERATIONS	(158,135)	(314,592)	(266,387)

OTHER INCOME/(EXPENSES)
Other Income/(Expenses), Net	164,283	36,301	(4,153)
Loss from equity investment	-	(26,085)	-
Unrealized holding gain (loss) on marketable securities	350,137	(68,391)	(68,391)
Dividend income from marketable securities	160,062	-	-
Gain on deemed disposal of shares in Investee Company	-	16,509	-
Impairment loss in equity investment	-	(366,834)	-
TOTAL OTHER INCOME/(EXPENSES), NET	674,482	(408,500)	(72,544)

INCOME (LOSS) BEFORE INCOME TAXES	516,347	(723,092)	(338,931)

(PROVISION FOR) BENEFIT OF INCOME TAXES	(161,581)	6,965	-

NET INCOME (LOSS)	354,766	(716,127)	(338,931)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	171,231	11,079	9,864

COMPREHENSIVE INCOME (LOSS)	$525,997	$(705,048)	$(329,067)

NET LOSS PER SHARE
Basic and diluted	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,387,778	376,275,500	376,275,500

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018 (unaudited)	376,275,500	$37,628	$5,293,082	$(373,082)	$(1,294)	$4,956,334
Net loss	-	-	-	(716,127)	-	(716,127)
Foreign currency translation adjustment	-	-	-	-	11,079	11,079
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286
Net income	-	-	-	354,766	-	354,766
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	176,547	17	1,147,534	-	-	1,147,551
Foreign currency translation adjustment	-	-	-	-	171,231	171,231
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$5,924,834

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the years ended		For the six months ended
	December 31,		December 31,
	2020	2019	2019
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$354,766	$(716,127)	$(338,931)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation	55,407	-	-
Amortization	1,505	-	-
Amortization of operating right-of-use assets	106,561	-	-
Loss from equity investment	-	26,085	-
Unrealized holding (gain) loss on marketable securities	(350,137)	68,391	68,391
Dividend income from marketable securities	(160,062)	-	-
Gain on deemed disposal of shares in investee company	-	(16,509)	-
Impairment loss in equity investment	-	366,834	-
Deferred tax expense	178,329	-	-
Changes in operating assets and liabilities:
Accounts receivable	(165,149)	-	-
Accounts receivable – related party	-	(518,940)	(85,602)
Amount due from related parties	(2,417)	(2,210)	-
Inventory	78,674	-	-
Prepaid taxes	184,985	-	-
Prepayments and deposits	352,577	241,372	229,638
Accounts payable	(2,804)	2,778	2,778
Accounts payable – related party	-	59	(35,086)
Customer deposits	(1,421,886)	(217,743)	-
Income taxes payable	-	(6,965)	-
Other payables and accrued liabilities	336,709	68,557	44,867
Operating lease liabilities	(105,009)	-	-
Net cash used in operating activities	(557,951)	(704,418)	(113,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in marketable securities	121	-	-
Purchase of equipment	(4,734)	-	-
Purchase of intangible assets	(178)	-	-
Cash acquired through acquisition of Agape superior Living Sdn Bhd	1,210,818	-	-
Proceeds from sale of non-marketable securities to a related party	70,173	-	-
Investment in non-marketable securities	-	(1,500)	-
Net cash provided by (used in) investing activities	1,276,200	(1,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(249,525)	-	-
Repayments from related parties	227,434	745	-
Amount due to a related party	-	(5,318)	-
Net cash used in financing activities	(22,091)	(4,573)	-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	76,985	2,031	815

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	773,143	(708,460)	(113,130)

CASH AND CASH EQUIVALENTS, beginning of year	2,744,457	3,452,917	2,857,587

CASH AND CASH EQUIVALENTS, end of end	$3,517,600	$2,744,457	$2,744,457

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$288,929	$-	$-
Interest paid	$-	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Amount transferred from investment in investee company to non-marketable securities	$-	$724,619	$-
Initial recognition of right-of-use assets and lease liabilities	$483,343	$-	$-
Sale of non-marketable securities to a related party in exchange for acquisition payment of Agape Superior Living Sdn Bhd	$656,495	$-	$-
Issuance of common stock in exchange for acquisition of Agape Superior Living Sdn Bhd	$1,147,551	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Agape ATP Corporation, a Nevada corporation (“the Company” or “AATP US”) was incorporated under the laws of the State of Nevada on June 1, 2016.

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

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn, Bhd., a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle. Upon the establishment of WATP, WATP starts collaborating with ASL to carry out its Wellness programs.

The Company and its subsidiaries are principally engaged in the Health and Wellness Industry. The principal activity of the Company and its subsidiaries is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body and various wellness programs.

The accompanying consolidated financial statements reflect the activities of the Company, Agape ATP Corporation (“AATP LB”), Agape ATP International Holding Limited (“AATP HK”), Wellness ATP International Holdings Sdn, Bhd. (“WATP”), ASL and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3).

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

1. ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

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

In order to strengthen the Company’s supply chain, on May 8, 2020, the Company has successfully acquired approximately 99.99% of ASL by issuing 176,547 common shares for a total value of $1,147,551 and offset a loan receivable of $656,495 for a total consideration of $1,804,046, with the goal of securing an established network marketing sales channel that has been established in Malaysia for the past 15 years. ASL has been offering the Company’s ATP Zeta Health Program as part of its product lineup. As such, the acquisition creates synergy in the Company’s operation by boosting the Company’s retail and marketing capabilities. The newly acquired subsidiary allows the Company to fulfill its mission of “helping people to create health and wealth” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle.

The Company deems creating public awareness on wellness and wellbeing lifestyle as essential to enhance the provision of its health solution advisory services; and therefore, incorporated WATP. Upon its establishment, WATP started collaborating with ASL to carry out various wellness programs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”), and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Change of year end

On December 31, 2019, the Company changed its fiscal year end from June 30 to December 31. The consolidated financial statements consist of the unaudited financial data for the year ended December 31, 2019, which was derived from the six months audited financial statement ended December 31, 2019 and the interim financial statements for the six months ended June 30, 2019.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE over which the Company exercises control and, where applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and its VIE have been eliminated upon consolidation.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, useful lives of intangible assets, impairment of long-lived assets, allowance for deferred tax assets, operating right-of-use assets, operating lease liabilities and uncertain tax position and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable and accounts receivable – related party

Accounts receivable and accounts receivable – related party are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2020, and 2019, no valuation allowance was recorded.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. As of December 31, 2020, and 2019, there are no inventories obsolescence reserves or write-downs.

Prepaid taxes

Prepaid taxes include (i) prepaid income taxes that will either be refundable or utilized to offset future income taxes; and (ii) goods and service tax (“GST”) that is refundable.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2020, and 2019, there is no allowance for the doubtful accounts.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Intangible assets, net

Intangible assets, net, are stated at cost, less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Useful Life

Computer software	5 years

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2020 and 2019, no impairment of long-lived assets was recognized.

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

On July 1, 2019, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss in the caption of “unrealized holding gain (loss) on marketable securities” in each reporting period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of substantial collection.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the years ended December 31, 2020 and 2019, the Company recognized $170,431 and $0 (unaudited) as forfeited coupon income. The Company did not earn any forfeited coupon income for the six months ended December 31, 2019.

As of December 31, 2020, the Company had contracts for the sales of health and wellness products amounting to $116,541 which it is expected to fulfill within 12 months from December 31, 2020.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Disaggregated information of revenues by products are as follows:

	For the years ended		For the six months ended
	December 31,		December 31,
	2020	2019	2019
		(Unaudited)
Survivor Select	$149,897	$-	$-
Energized Mineral Concentrate	81,481	238,687	100,270
Ionized Cal-Mag	908,964	55,718	-
Omega Blend	495,567	137,752	68,927
BetaMaxx	156,550	191,246	67,789
Vege Fruit Fiber	1,755	-	-
Iron	133,389	-	-
Young Formula	653,631	117,453	-
Organic Youth Care Cleansing Bar	43,127	34,917	17,206
Mitogize	162,801	-	-
No. 1 MED	46,713	140,733	-
Energetique	253,396	174,808	175,170
Trim+	365,350	198,817	-
Total revenues	$3,452,621	$1,290,131	$429,362

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the year ended December 31, 2020, revenues from health and wellness services are immaterial to the Company’s consolidated statements of operations and comprehensive income (loss). The Company did not earn any revenues from health and wellness services for the year ended December 31, 2019 and for the six months ended December 31, 2019.

Cost of revenue

Cost of revenue includes freight-in and the purchase cost of manufactured goods for sale to customers.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Shipping and handling

Shipping and handling charges amounted to $9,315 and $0 for the years ended December 31, 2020 and 2019, respectively. There was no shipping and handling charges for the six months ended December 31, 2019. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $14,339 and $0 for the years ended December 31, 2020 and 2019, respectively. There were no advertising costs for the six months ended December 31, 2019. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $830,659 and $0 (unaudited) for the years ended December 31, 2020 and 2019, respectively. There were no commission expenses for the six months ended December 31, 2019.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $75,802 and $0 (unaudited) for the years ended December 31, 2020 and 2019, respectively. There was no defined contribution plan expenses for the six months ended December 31, 2019.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the years ended December 31, 2020 and 2019. No penalties and interest incurred related to underpayment of income taxes for the six months ended December 31, 2019.

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

Non-controlling interest

Non-controlling interest mainly consists of approximately 0.01% (2 ordinary shares out of 9,590,598 shares) of the equity interests of ASL held by two individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company. As of December 31, 2020, the non-controlling interest balance was $0 and therefore not presented in the accompanying consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2020 and 2019, there were no dilutive shares. There was no dilutive shares for the six months ended December 31, 2019.

Foreign currencies translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	December 31, 2020	December 31, 2019

Period-end MYR : US$1 exchange rate	4.02	4.09
Period-end HKD : US$1 exchange rate	7.75	7.79

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

	For the years ended		For the six months ended
	December 31,		December 31,
	2020	2019	2019

Period-average MYR : US$1 exchange rate	4.20	4.14	4.16
Period-average HKD : US$1 exchange rate	7.76	7.84	7.83

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard on January 1, 2021 did not have a material impact on its consolidated financial statements.

3. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided all of ASL’s purchases. Its equity at risk was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore, it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Accordingly, the accounts of SEA is consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities were as follows:

December 31, 2020

Current assets	$48,717
Current liabilities	(53,573)
Net deficit	$(4,856)

December 31, 2020
Current asset:
Cash and cash equivalents	$37,387
Prepaid taxes	11,330
Total current assets	$48,717

Current liabilities:
Other payables and accrued liabilities	$1,904
Other payables – intercompany	51,669
Total current liabilities	$53,573

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (CONT’D)

The summarized operating results of the VIE’s are as follows:

For the Year Ended December 31, 2020

Operating revenues	$346,907
Gross profit	$4,442
Loss from operations	$(10,752)
Net loss	$(24,014)

4. BUSNINESS COMBINATION

On May 8, 2020, the Company entered into a Share Exchange Agreement (“SPA”) with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in ASL, an entity incorporated in Malaysia. Pursuant to the SPA, as amended on July 1, 2020, Mr. How will receive an aggregate consideration of $1,804,046, which was determined based on the net asset carrying value of ASL as at March 31, 2020. The aggregate consideration shall be satisfied by (i) the offset of the Consideration whereby the Company has a loan receivable of $656,495 as of March 31, 2020 due from Mr. How; and (ii) allotment and issuance of common stock of the Company. The Company shall allot and issue 176,547 shares of the Company’s common stock, par value $0.0001, representing approximately 0.0469% of the total issued and outstanding shares in the Company after the issuance of the Shares, which is valued at $1,147,551 based on the closing price of $6.50 of the Company as quoted on the OTC Market on March 31, 2020. As of December 31, 2020, the Company has issued all 176,547 shares of the Company’s common stock.

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

4. BUSNINESS COMBINATION (CONT’D)

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

	For the Year Ended	For the Year Ended	For the Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2019
Revenue	$4,693,873	$4,160,820	$2,246,458
Cost of revenue	(875,708)	(789,409)	(479,410)
Gross profit	3,818,165	3,371,411	1,767,048
Total operating expenses	(3,839,184)	(5,081,917)	(2,468,902)
Income (loss) from operations	(21,019)	(1,710,506)	(701,854)
Other income (expense), net	267,633	(384,304)	(146,649)
Income (loss) before income taxes	246,614	(2,094,810)	(848,503)
Benefit of (provision for) income taxes	(212,414)	319,189	117,009
Net income (loss)	$34,200	$(1,775,621)	$(731,494)
Net income (loss) per common share - basic and diluted	0.00	0.00	0.00
Weighted average number of common shares outstanding - basic and diluted	$376,452,047	$376,452,047	$376,452,047

5. CASH AND CASH EQUIVALENTS

As of December 31, 2020, and 2019 the Company has $3,517,600 and $2,744,457, respectively, of cash and cash equivalents, which consists of $1,112,147 and $238,937, respectively, of cash in banks and $2,391,182 and $2,505,520, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 2.95% to 3.25% per annum.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE – RELATED PARTY

	As of December 31, 2020	As of December 31, 2019
Accounts receivable	$172,757	$-
Accounts receivable – related party	-	520,786
Total	$172,757	$520,786

7. INVENTORIES

Inventories consist of the following:

	As of December 31, 2020	As of December 31, 2019
Finished goods	$589,814	$-

8. PREPAYMENTS AND DEPOSITS

	As of December 31, 2020	As of December 31, 2019
Prepaid expenses	$-	$2,641
Receivables from sales distributors	35,302	-
Deposits to suppliers	261,068	266,552
Total	$296,370	$269,193

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31, 2020	As of December 31, 2019
Computer and office equipment	$81,437	$-
Furniture & fixtures	126,966	-
Leasehold improvements	210,496	-
Vehicle	102,564	-
Subtotal	521,463	-
Less: accumulated depreciation	(223,154)	-
Total	$298,309	$-

Depreciation expense for the years ended December 31, 2020 and 2019 amounted to $55,407 and $- (unaudited), respectively. There was no depreciation expense for the six months ended December 31, 2019.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of December 31, 2020	As of December 31, 2019

Computer software	$35,801	$-
Less: accumulated amortization	(29,975)	-
Total	$5,826	$-

Amortization expense for the years ended December 31, 2020 and 2019 amounted to $1,505 and $0 (unaudited), respectively. There was no amortization expense for the six months ended December 31, 2019.

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares

(v)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5.00 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

	As of December 31, 2020	As of December 31, 2019
Cost of investment	$66,484	$134,166
Dividend income from Greenpro Capital Corp.	160,062	-
Unrealized holding gain (loss)	350,137	(68,391)
Exchange rate effect	352	709
Investment in marketable securities	$577,035	$66,484

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

12. INVESTMENT IN NON-MARKETABLE SECURITIES (CONT’D)

Unreserved Sdn Bhd was incorporated in Malaysia with 2,500,000 ordinary shares authorized, issued and outstanding. Mr. Lim Hun Soon @ David Lim and Ms. Aniza Helina Akmi Karim are the directors of Unreserved Sdn Bhd. Mr. How Kok Choong was a director of the company from April 30, 2018 to March 27, 2019.

On March 3, 2020, the Company agreed to sell the 17.86% ownership interest in Unreserved Sdn Bhd at the December 31, 2019 carrying value of $730,637 to Mr. How Kok Choong, the CEO and director of the Company. The Company received proceeds of $70,173, and had an amount due from director of $660,464 at March 31, 2020. In May 2020, the entire outstanding balance was settled as part of the consideration in a transaction which the Company had acquired the CEO’s ownership interest of Agape Superior Living Sdn. Bhd.

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

Unreserved Sdn Bhd	As of December 31, 2020	As of December 31, 2019
Investment in non-marketable securities	$730,637	$730,637
Less: Sale of investment in non-marketable securities	(730,637)	-
Investment in non-marketable securities	$-	$730,637

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total investment in non-marketable securities	$1,500	$732,137

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2020	As of December 31, 2019
Professional fees	$297,636	$58,594
Promotion expenses	37,433	-
Payroll	23,976	-
Commission	224,711	-
Others	63,921	18,652
Total	$647,677	$77,246

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Accounts receivable – related party

Name of Related Party	Relationship	Nature	As of December 31, 2020	As of December 31, 2019

SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$520,786
Total			$-	$520,786

Amount due from related parties

Name of Related Party	Relationship	Nature	As of December 31, 2020	As of December 31, 2019

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,227	$2,217
Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	996	-
TH3 Technology Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the director of TH3 Technology	Expenses paid for TH3 Technology	12	-
Total			$3,235	$2,217

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of December 31, 2020	As of December 31, 2019

Mr. How Kok Choong	CEO and director of the Company	Acquisition payment of ASL and expenses paid for the Company	$-	$3,952

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company	ATP Printing Label fees	455	-
Total			$455	$3,952

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Revenue

Name of Related Party	Relationship	Nature	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Six Months Ended December 31, 2019
				(Unaudited)
SEA	VIE of ASL, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of SEA	Sales of products	$-	$1,268,670	$429,362

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sales of products	18,060	21,461	-
Total			$18,060	$1,290,131	$429,362

Other income

Name of Related Party	Relationship	Nature	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Six Months Ended December 31, 2019
				(Unaudited)
Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$2,881	$-	$-
Total			$2,881	$-	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2020, and 2019, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of December 31, 2020, and 2019, there were 1,000,000,000 common stocks authorized, 376,452,047 and 376,275,500 shares issued and outstanding, respectively.

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2020 and 2019.

Non-controlling interest

As of December 31, 2020, and for the year ended December 31, 2020, no material transactions of non-controlling interest occurred from the operating results from ASL as the Company holds approximately 99.99% of the equity interest in ASL, non-controlling interests that present in ASL is $0 and therefore not presented separately in the accompanying consolidated financial statements.

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the years ended		For the six months ended
	December 31,		December 31,
	2020	2019	2019
		(Unaudited)
Tax jurisdictions from:
- U.S.	$(735,159)	$(321,808)	$(279,476)
- Foreign – Malaysia	1,070,806	38,625	(4,174)
- Foreign – Hong Kong	180,700	(439,909)	(55,281)
Income (loss) before income taxes	$516,347	$(723,092)	$(338,931)

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (CONT’D)

The (provision for) benefit of income taxes consisted of the following:

	For the Years Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2019
		(Unaudited)
Current:
- U.S.	$-	$-	$-
- Foreign	16,748	6,965	-

Deferred:
- U.S.	-	-	-
- Foreign	(178,329)	-	-

(Provision for) benefit of income taxes	$(161,581)	$6,965	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income taxes rates. The Company and its subsidiary that operate in various countries: United States, Malaysia (including Labuan) and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America with a corporate tax rate of 21% on its taxable income. Agape ATP Corporation also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 35%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

During the year ended December 31, 2020, the Company’s foreign subsidiaries generated approximately $636,000 taxable income that are subject to Subpart F tax and GILTI tax. The Company has fully utilized approximately $636,000 NOL resulted in tax benefit of approximately $134,000 for the year ended December 31, 2020. The Company did not generate any foreign taxable incomes subject to GILTI tax for the year ended December 31, 2019.

As of December 31, 2020 and 2019, the operations in the United States of America incurred approximately $313,000 and $213,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $10,000 and $24,000 of the net operating loss carry forwards will expire in 2027 and 2028, respectively, if unutilized. The remaining balance can be carried forward indefinitely. The deferred tax valuation allowance as of December 31, 2020 and 2019 were approximately $66,000 and $43,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (CONT’D)

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the year ended December 31, 2020 and RM 500,000 (or approximately $125,000) income for the six months and year ended December 31, 2019, with the remaining balance being taxed at the 24% rate.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended			For the six months ended
	December 31,			December 31,
	2020		2019	2019
			(Unaudited)
U.S. statutory rate	21.0%		21.0%	21.0%
Valuation allowance	(4.0)%		(21.0)%	(21.0)%
Differential tax rate in Malaysia	3.0%		0.0%	0.0%
Permanent difference	11.3%	(1)	1.0%	0.0%
Effective tax rate	31.3%		1.0%	0.0%

(1)	10.2% represents expenses incurred in AATP US that were not deductible in the Malaysia tax returns. 0.2% represents income derived in AATP HK that were not taxable in the Malaysia tax returns. 1.3% represents expenses incurred in AATP LB, ASL, SEA and WATP that are not deductible in the Malaysia tax returns.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31, 2020	As of December 31, 2019

Deferred tax assets:
Net operating loss carry forwards in U.S.	$65,648	$43,410
Net operating loss carry forwards in Malaysia	62,678	-
Less: valuation allowance	(65,648)	(43,410)
Deferred tax liabilities:
Depreciation	(68,421)	-
Deferred tax liabilities, net	$(5,743)	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2020, and 2019, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended December 31, 2020 and 2019.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the year ended December 31, 2020, no customer accounted for 10% or more of the Company’s total revenues. For the year ended December 31, 2019, one related party customer accounted for approximately 98.3% of the Company’s total revenues. For the six months ended December 31, 2019, one related party customer accounted for approximately 100.0% of the Company’s total revenues.

As of December 31, 2020, receivables from a third-party e-commerce company accounted for approximately 100.0% of the total balance of accounts receivable. As of December 31, 2019, one related party customer accounted for 100.0% of the total balance of accounts receivable.

(b) Major vendors

For the year ended December 31, 2020, two vendors accounted for approximately 74.1% and 25.9% of the Company’s total purchases. In November and December 2020, the Company received dividend of 23,330 shares of common stock of DSwiss, Inc., represents approximately 0.01% ownership that the Company accounted for as investment in marketable securities (See Note 11). Dswiss, Inc.’s wholly owned subsidiary is the vendor that accounted for the Company’s total purchases of 74.1% for the year ended December 31, 2020. For the year ended December 31, 2019, two vendors accounted for approximately 60.1% and 39.9% of the Company’s total purchases, respectively. For the six months ended December 31, 2019, two vendors accounted for approximately 59% and 41% of the Company’s total purchases, respectively.

There are no accounts payable balance as of December 31, 2020. As of December 31, 2019, one vendor accounted for 100% of the total balance of accounts payable.

(c) Commission Expenses to Sales Distributors and Stockists

For the year ended December 31, 2020, no sales distributor accounted for 10% or more of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2020, and 2019, $1,112,147 and $238,937 were deposited with financial institutions, respectively, $563,788 and $0 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES

Lease commitments

On April 1, 2020, the Company adopted ASC 842 for ASL’s office space lease and sales and training center as the lease commencement date upon the acquisition of ASL. The Company recognized lease liabilities of approximately $506,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate. The weighted remaining term of the lease is approximately 2.54 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending December 31,	Operating lease liabilities

2021	$172,191
2022	168,890
2023	83,259
Thereafter	-
Total lease payments	424,340
Less: interest	(28,576)
Present value of lease liabilities	$395,764

The Company also leases one distribution center and one employee apartments with an expiring term of twelve months or fewer, which were classified as operating leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company selected not to recognize lease assets and liabilities on these leases. As of December 31, 2020, the Company’s commitment for minimum lease payments under these operating leases within the next twelve months are $4,654.

Rent expense for the years ended December 31, 2020 and 2019 was $156,716 and $53,594 (unaudited), respectively. Rent expense for the six months ended December 31, 2019 $26,828.

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of December 31, 2020 for the next five years and thereafter is as follows:

Twelve months ending December 31,	Minimum purchase
2021	$693,900
2022	693,900
2023	693,900
2024	693,900
2025	693,900
Thereafter	1,387,800
Total minimum purchase commitments required	$4,857,300

As of the date of this report, the Company’s vendor is not able to meet the Company’s minimum purchase commitment of the health and wellness products due to the manufacturing process was being delayed by its vendor.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (CONT’D)

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO,

Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defence sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunisation Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO. As at the date of this report, over 450,000 doses of the COVID-19 vaccines have been administered in the country.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at the similar level year over year in 2021.

19. SUBSEQUENT EVENTS

On January 25, 2021, the Company and the shareholders (the “Sellers”) of DSY Wellness & Longevity Center Sdn. Bhd. and DSY Medical Education Sdn. Bhd. entered into a non-binding Letter of Intent (“LOI”) for the acquisition of 51% of the issued and outstanding capital stock of DSY Wellness & Longevity Center Sdn. Bhd. and DSY Medical Education Sdn. Bhd. (the “Target Shares”). After execution of this LOI, both parties shall proceed in good faith to complete the negotiation and execution of the definitive transaction documents. Subject to the terms and conditions of the definitive transaction documents, the Company will issue and allot its common stock to the Sellers and the Company will purchase the Target Shares. Except for the provisions with regards to confidentiality, term of validity, no binding agreement, applicable law and arbitration, and miscellaneous, the LOI is not legally binding on the parties. Any conclusion of definitive transaction documents by the Company related to such transaction will be subject to the approval of the Board of Directors or other approval requirements, if applicable.

On February 1, 2021, Mr. How Kok Choong, the CEO and director of the Company, is appointed as the non-executive Chairman of Vettons Sdn Bhd. (“Vettons”), an e-commerce company. As of December 31, 2020, the Company has accounts receivable of $172,757 from Vettons, representing 100% of our accounts receivable.

