Form 10-Q
period 2021-03-31
Agape ATP Corp
filed 2021-05-17
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2021
Common Stock, $0.0001 par value	376,452,047

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $31,040 and $37,387 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2021 and December 31, 2020, respectively)	$3,354,558	$3,517,600
Accounts receivable	-	172,757
Amount due from related parties	4,633	3,235
Inventories	543,787	589,814
Prepaid taxes (Included $4,984 and $11,330 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2021 and December 31, 2020, respectively)	929,790	1,104,495
Prepayments and deposits	290,227	296,370
Total Current Assets	5,122,995	5,684,271

OTHER ASSETS
Property and equipment, net	270,222	298,309
Intangible assets, net	5,144	5,826
Operating right-of-use assets	344,957	394,141
Investment in marketable securities	650,643	577,035
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	255,948	249,525
Deferred tax assets (Included $1,162 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2021 and December 31, 2020, respectively)	14,618	-
Total Other Assets	1,543,032	1,526,336

TOTAL ASSETS	$6,666,027	$7,210,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Customer deposits	$185,781	$236,134
Operating lease liabilities	150,909	154,276
Other payables and accrued liabilities ($3,489 and $1,904 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2021 and December 31, 2020, respectively)	580,293	647,677
Amount due to a related party	-	455
Total Current Liabilities	916,983	1,038,542

NON-CURRENT LIABILITIES
Operating lease liabilities	196,144	241,488
Deferred tax liabilities	-	5,743
Total Non-current Liabilities	196,144	247,231

TOTAL LIABILITIES	1,113,127	1,285,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,452,047 shares issued and outstanding as of March 31, 2021 and December 31, 2020	37,645	37,645
Additional paid in capital	6,440,616	6,440,616
Accumulated deficit	(1,068,093)	(734,443)
Accumulated other comprehensive income	142,732	181,016
TOTAL STOCKHOLDERS’ EQUITY	5,552,900	5,924,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,666,027	$7,210,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months ended
	March 31, 2021	March 31, 2020

REVENUE	$301,780	$-

COST OF REVENUE	(77,591)	-

GROSS PROFIT	224,189	-

SELLING	(116,114)	-
COMMISSIONS	(88,439)	-
GENERAL AND ADMINISTRATIVE	(362,146)	(159,516)
TOTAL OPERATING EXPENSES	(566,699)	(159,516)

LOSS FROM OPERATIONS	(342,510)	(159,516)

OTHER INCOME (EXPENSES)
Other Income, net	4,457	2,793
Interest income	7,355	18,129
Unrealized holding gain (loss) on marketable securities	75,296	(18,538)
Exchange loss, net	(72,128)	(74,618)
TOTAL OTHER INCOME (EXPENSES), NET	14,980	(72,234)

LOSS BEFORE INCOME TAXES	(327,530)	(231,750)

PROVISION FOR INCOME TAXES	(6,120)	-

NET LOSS	(333,650)	(231,750)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(38,284)	7,770

COMPREHENSIVE LOSS	$(371,934)	$(223,980)

NET LOSS PER SHARE
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,452,047	376,275,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286
Net loss	-	-	-	(231,750)	-	(231,750)
Foreign currency translation adjustment	-	-	-	-	7,770	7,770
Balance as of March 31, 2020	376,275,500	$37,628	$5,293,082	$(1,320,959)	$17,555	$4,027,306

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$5,924,834
Net loss	-	-	-	(333,650)	-	(333,650)
Foreign currency translation adjustment	-	-	-	-	(38,284)	(38,284)
Balance as of March 31, 2021	376,452,047	$37,645	$6,440,616	$(1,068,093)	$142,732	$5,552,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333,650)	$(231,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,170	-
Amortization	510	-
Amortization of operating right-of-use assets	37,606	-
Unrealized holding (gain) loss on marketable securities	(75,296)	18,538
Deferred tax benefit	(20,604)	-
Inventories write-down	36,809	-
Changes in operating assets and liabilities:	-	-
Accounts receivables	172,739	-
Accounts receivables – related party	-	285
Inventories	9,218	-
Prepaid taxes	174,705	-
Prepayments and deposits	4,762	(34,593)
Accounts payable	-	(2,803)
Customer deposits	(50,353)	-
Operating lease liabilities	(37,074)	-
Other payables and accrued liabilities	(67,839)	19,892
Net cash used in operating activities	(129,297)	(230,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of non-marketable securities to a related party	-	70,173
Net cash provided by investing activities	-	70,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(6,423)	-
Net cash used in financing activities	(6,423)	-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(27,322)	4,008

DECREASE IN CASH AND CASH EQUIVALENTS	(163,042)	(156,250)

CASH AND CASH EQUIVALENTS, beginning of period	3,517,600	2,744,457

CASH AND CASH EQUIVALENTS, end of period	$3,354,558	$2,588,207

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$128,963	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Sale of the non-marketable securities to a director in exchange for a loan receivable	$-	$730,637

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the period ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2021 and December 31, 2020, no valuation allowance was recorded.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended March 31, 2021 and 2020, the Company recognized inventory write-downs of $36,809 and $0, respectively.

Prepaid taxes

Prepaid taxes include (i) prepaid income taxes that will either be refundable or utilized to offset future income tax; and (ii) goods and service tax (“GST”) to be refundable.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2021 and December 31, 2020, there were no allowance for the doubtful accounts.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2021 and December 31, 2020, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s current offering which will be netted against the proceeds from the Company’s current offering.

Investment in marketable equity securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss in the caption of “unrealized holding gain loss on marketable securities” in each reporting period.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in non-marketable equity securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Due to the Company’s non-marketable equity securities (non-current) does not qualify for the practical expedient to estimate fair value in accordance with ASC 820-10-35-59, the Company has selected to record its investments in non-marketable equity securities (non-current) at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issue.

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

Sales of Health and Wellness products

- Performance obligations satisfied at a point in time

The Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the health and wellness products are transferred to its customer at the Company’s office or shipment of the goods. The revenue is recorded net of estimated discounts and return allowances. Products are given 60 days for returns or exchanges from the date of purchase. Historically, there were insignificant sales returns.

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three months ended March 31, 2021 and 2020, the Company recognized $7,111 and $0 as forfeited coupon income, respectively.

As of March 31, 2021, the Company had contracts for the sales of health and wellness products amounting to $104,302 which it is expected to fulfill within 12 months from March 31, 2021.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Survivor Select	$13,226	$-
Energized Mineral Concentrate	43,892	-
Ionized Cal-Mag	21,813	-
Omega Blend	96,295	-
BetaMaxx	33,857	-
Iron	8,284	-
Young Formula	11,443	-
ATPR Mito +	36,695	-
No. 1 MED	4,122	-
Energetique	6,609	-
Trim+	20,451	-
Total revenues	$296,687	$-

Sales of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test and a health camp program. The health screening test and the health camp programs are considered as separate performance obligations. The promises to deliver the health screening test report and the attendance at the health camp are separately identifiable, which are evidenced by the fact that the Company provides separate services of delivering the health screening test report and allowing admission of the customers to attend the health camp. The Company derives its revenues from sales contracts with its customers with revenues being recognized when the test reports are completed and delivered to its customers during the consultation section in person.

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended March 31, 2021 and 2020, revenues from health and wellness services were $5,093 and $0 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenue

Cost of revenue for the three months ended March 31, 2021 of $77,591 comprised freight-in, purchase cost of manufactured goods for sale to customers and inventory write-downs of $36,809. Cost of revenue for the three months ended March 31, 2020 was $0.

Shipping and handling

Shipping and handling charges amounted to $2,282 and $0 for the three months ended March 31, 2021 and 2020, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $7,937 and $0 for the three months ended March 31, 2021 and 2020, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $88,439 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plan were $25,967 and $0 for the three months ended March 31, 2021 and 2020, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the three months ended March 31, 2021 and 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling interest

Non-controlling interest mainly consists of approximately 0.01% (3 ordinary shares out of 9,590,599 shares) of the equity interests of ASL held by three individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company. As of March 31, 2021 and December 31, 2020, the non-controlling interest balance was $0 and therefore not presented in the accompanying unaudited condensed consolidated financial statements.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2021 and 2020, there were no dilutive shares.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2021	December 31, 2020

Period-end MYR : US$1 exchange rate	4.15	4.02
Period-end HKD : US$1 exchange rate	7.77	7.75

	For the Three Months Ended
	March 31,
	2021	2020

Period-average MYR : US$1 exchange rate	4.08	4.21
Period-average HKD : US$1 exchange rate	7.76	7.77

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation, such as reclassifying foreign currency exchange loss of $74,618 from other expense and reclassifying interest income of $18,129 from other expense for the three months ended March 31, 2020. These reclassifications have no effect on the reported revenues, net loss or total assets.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	March 31, 2021	December 31, 2020

Current assets	$36,024	$48,717
Other assets	1,162	-
Current liabilities	(53,560)	(53,573)
Net deficit	$(16,374)	$(4,856)

	March 31, 2021	December 31, 2020

Current assets:
Cash and cash equivalents	$31,040	$37,387
Prepaid taxes	4,984	11,330
Total current assets	36,024	48,717

Other asset – Deferred tax asset	1,162	-
Total assets	$37,186	$48,717

Current liabilities:
Accounts payable – intercompany	$50,071	$51,669
Other payables and accrued liabilities	3,489	1,904
Total current liabilities	53,560	53,573

Net deficit	$(16,374)	$(4,856)

The summarized operating results of the VIE’s are as follows:

For the Three Months Ended March 31, 2021

Operating revenues	$-
Gross profit	$-
Loss from operations	$(6,948)
Net loss	$(11,861)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. BUSNINESS COMBINATION

On May 8, 2020, the Company entered into a Share Exchange Agreement (“SPA”) with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in ASL, an entity incorporated in Malaysia. Pursuant to the SPA, as amended on July 1, 2020, Mr. How will receive an aggregate consideration of $1,804,046, which was determined based on the net asset carrying value of ASL as at March 31, 2020. The aggregate consideration shall be satisfied by (i) the offset of the Consideration whereby the Company has a loan receivable of $656,495 as of March 31, 2020 due from Mr. How; and (ii) allotment and issuance of common stock of the Company. The Company shall allot and issue 176,547 shares of the Company’s common stock, par value $0.0001, representing approximately 0.0469% of the total issued and outstanding shares in the Company after the issuance of the Shares, which is valued at $1,147,551 based on the closing price of $6.50 of the Company as quoted on the OTC Market on March 31, 2020. In 2020, the Company has issued all 176,547 shares of the Company’s common stock.

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

Carry Value
ASSETS
Current assets
Cash	$1,206,493
Other receivables	33,210
Other receivables - related parties	219,121
Inventories	616,880
Prepaid taxes	1,206,821
Prepayments and other assets	318,267
Total current assets	3,600,792

Other assets
Property and equipment, net	325,648
Intangible assets, net	6,686
Deferred taxes asset, net	172,250
Total other assets	504,584

Total assets	$4,105,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable - related party	$491,628
Customer deposits	1,600,606
Other payables and accrued liabilities	209,096
Total current liabilities	2,301,330

Total liabilities	$2,301,330

Total net assets acquired	$1,804,046

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. BUSNINESS COMBINATION (Continued)

The following unaudited pro forma combined results of operations presents the Company’s financial results as if the acquisition of ASL had been completed on January 1, 2020. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had it completed the transaction on January 1, 2020. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

For the Three Months Ended
March 31, 2020
Revenue	$1,241,252
Cost of revenue	(99,853)
Gross profit	1,141,399
Total operating expenses	(1,044,283)
Income from operations	97,116
Other expense, net	(68,821)
Income before income taxes	28,295
Provision for income taxes	(50,833)
Net loss	$(22,538)
Net loss per common share - basic and diluted	$0.00
Weighted average number of common shares outstanding - basic and diluted	376,452,047

5. CASH AND CASH EQUIVALENTS

As of March 31, 2021 and December 31, 2020 the Company has $3,354,558 and $3,517,600, respectively, of cash and cash equivalents, which consists of $1,013,704 and $1,112,147, respectively, of cash in banks and $2,329,236 and $2,391,182, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits is 1.5% per annum for the three months ended March 31, 2021. The effective interest rate for the time deposits for ranged between 2.95% to 3.25% per annum for the three months ended March 31, 2020.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE

	As of March 31, 2021	As of December 31, 2020
Accounts receivable	$-	$172,757
Allowance for doubtful accounts	-	-
Total accounts receivable	$-	$172,757

7. INVENTORIES

Inventories consist of the following:

	As of March 31, 2021	As of December 31, 2020
Finished goods	$543,787	$589,814

For the three months ended March 31, 2021 and 2020, the Company recognized inventory write-down of $36,809 and $0, respectively.

8. PREPAYMENTS AND DEPOSITS

	As of March 31, 2020	As of December 31, 2020
Prepaid expenses	$5,337	$-
Receivables from sales distributors	32,911	35,302
Deposits to suppliers	251,979	261,068
Total prepaid expenses and deposits	$290,227	$296,370

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of March 31, 2021	As of December 31, 2020
Computer and office equipment	$78,917	$81,437
Furniture & fixtures	123,038	126,966
Leasehold improvements	203,984	210,496
Vehicle	99,392	102,564
Subtotal	505,331	521,463
Less: accumulated depreciation	(235,109)	(223,154)
Total	$270,222	$298,309

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $19,170 and $0, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of March 31, 2021	As of December 31, 2020

Computer software	$34,694	$35,801
Less: accumulated amortization	(29,550)	(29,975)
Total	$5,144	$5,826

Amortization expense for the three months ended March 31, 2021 and 2019 amounted to $510 and $0, respectively.

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares.

(v)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares.

	As of March 31, 2021	As of December 31, 2020
Cost of investment	$577,035	$66,484
Dividend income from Greenpro Capital Corp.	-	160,062
Unrealized holding gain	75,296	350,137
Exchange rate effect	(1,688)	352
Investment in marketable securities	$650,643	$577,035

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

Unreserved Sdn Bhd	As of March 31, 2021	As of December 31, 2020
Investment in non-marketable securities	$-	$730,637
Less: Sale of investment in non-marketable securities	-	(730,637)
Investment in non-marketable securities	$-	$-

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total investment in non-marketable securities	$1,500	$1,500

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of March 31, 2021	As of December 31, 2020
Professional fees	$225,401	$297,636
Promotion expenses	36,275	37,433
Payroll	23,004	23,976
Commissions	219,916	224,711
Others	75,697	63,921
Total other payables and accrued liabilities	$580,293	$647,677

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

Name of Related Party	Relationship	Nature	As of March 31, 2021	As of December 31, 2020

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,221	$2,227
Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	2,412	996
TH3 Technology Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the director of TH3 Technology	Expenses paid for TH3 Technology	-	12
Total			$4,633	$3,235

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of March 31, 2021	As of December 31, 2020

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company	ATP Printing label fees	$-	$455
Total			$-	$455

Related party transactions

Other income

Name of Related Party	Relationship	Nature	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$1,471	$-
Total			$1,471	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2021 and December 31, 2020, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of March 31, 2021 and December 31, 2020, there were 1,000,000,000 common stocks authorized and 376,452,047 shares issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2021 and December 31, 2020.

Non-controlling interest

As of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021, no material transactions of non-controlling interest occurred from the operating results from ASL as the Company holds approximately 99.99% of the equity interest in ASL, non-controlling interests that present in ASL is $0 and therefore not presented separately in the accompanying unaudited condensed consolidated financial statements.

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Tax jurisdictions from:
Local – United States	$(107,925)	$(142,419)
Foreign – Malaysia	(291,692)	(55,587)
Foreign – Hong Kong	72,087	(33,744)
Loss before income tax	$(327,530)	$(231,750)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

The provision for income taxes consisted of the following:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Current:
- Local	$-	$-
- Foreign	(26,724)	-

Deferred:
- Local	-	-
- Foreign	20,604	-

Provision for income taxes	$(6,120)	$-

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

For the three months ended March 31, 2021 and 2020, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of March 31, 2021 and December 31, 2020, the operations in the United States of America incurred approximately $406,000 and $313,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. Approximately $10,000 and $24,000 of the net operating loss carry forwards will expire in 2027 and 2028, respectively, if unutilized. The remaining balance can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2021 and December 31, 2020 were approximately $85,000 and $66,000, respectively.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of March 31, 2020	As of December 31, 2020

Deferred tax assets:
Net operating loss carry forwards in U.S.	$85,223	$65,648
Net operating loss carry forwards in Malaysia	53,926	62,678
Less: valuation allowance	(85,223)	(65,648)
Deferred tax liabilities:
Depreciation	(39,308)	(68,421)
Deferred tax assets (liabilities), net	$14,618	$(5,743)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2021 and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended March 31, 2021 and 2020.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2021 and 2020, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2020, one customer accounted for 100.0% of the Company’s balance of accounts receivable. As of December 31, 2020, receivables from a third-party e-commerce company accounted for approximately 100.0% of the balance of accounts receivable.

(b) Major vendors

The Company did not purchase any goods from its suppliers for both the three months ended March 31, 2021 and 2020.

There are no accounts payable balance as of March 31, 2021 and December 31, 2020.

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended March 31, 2021, one sales distributor accounted for approximately 10.2% of the Company’s commission expense. For the three months ended March 31, 2020, no sales distributor accounted for 10% or more of the Company’s commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2021 and December 31, 2020, $1,013,704 and $1,112,147 were deposited with financial institutions, respectively, $634,053 and $563,788 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES

Lease commitments

On April 1, 2020, the Company adopted ASC 842 for ASL’s office space lease and sales and training center as the lease commencement date upon the acquisition of ASL. The Company recognized lease liabilities of approximately $490,000, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate. The weighted remaining term of the lease is approximately 2.29 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending March 31,	Operating lease liabilities

2022	$166,207
2023	163,666
2024	39,767
Total lease payments	369,640
Less: interest	(22,587)
Present value of lease liabilities	$347,053

The Company also leases one distribution center and two employee apartments with an expiring term of twelve months or fewer, which were classified as operating leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company selected not to recognize lease assets and liabilities on these leases. As of March 31, 2021, the Company’s commitment for minimum lease payments under these operating leases within the next twelve months are $3,907.

Rent expense for the three months ended March 31, 2021 and 2020 was $45,961 and $13,508, respectively.

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of March 31, 2021 for the next five years and thereafter is as follows:

Twelve months ending March 31,	Minimum purchase
2022	$693,900
2023	693,900
2024	693,900
2025	693,900
2026	693,900
Thereafter	1,214,325
Total minimum purchase commitments required	$4,683,825

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

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defence sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunisation Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO. As at the date of this report, over 632,000 doses of the COVID-19 vaccines have been administered in the country.

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

Since March 2020, we have experienced instances of staff illness from COVID-19, however we have not experienced reductions in operational efficiency as a direct result, due to our implemented protocols relating to delegation of staff responsibilities in such instances. We have not experienced any mandatory closure of offices or disruption of our operations by the authorities as a direct result of instances of staff illness from COVID-19.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 31, 2021, for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended March 31, 2021 and 2020

Revenue

The Company generated revenue of $301,780 for the three months ended March 31, 2021. The revenue was mainly derived from the sale of health and wellness products as a result of the operations of ASL, which brought us to a large group of customers in an established network marketing sales channel that has been established in Malaysia for the past 15 years.

Prior to April 1, 2020, we were only making sales to our related party on a wholesale basis when they placed the purchase orders. The Company did not generate any revenue for the three months ended March 31, 2020 as the Company was unable to obtain deliveries of its purchases which originate from the United States, Germany, Australia and Taiwan as a result of the COVID-19 outbreak for its related party, being its sole customer during that period.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 amounted to $77,591. The cost of revenue comprised cost of goods and packing materials and inventory write-down of $36,809. The cost of revenue for the current reporting period was predominately incurred by ASL for its retail activities. As explained in the above, the Company’s operational activities for the three months ended March 31, 2020, was disrupted as a result of the COVID-19 outbreak.

Gross Profit

Gross profit for the three months ended March 31, 2021 amounted to $224,189, equivalent to a gross margin of 74.3%. Current period gross profit was contributed from the operations of ASL. As explained in the above, gross profit for the three months ended March 31, 2020 was $0 as there were no trading activities.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended March 31, 2021 amounted to $116,114. The amount comprised of $81,941 of salary and employee benefit expenses of our employees in ASL’s sales center, $7,176 of credit card charges of processing sales transactions from our customers, $23,605 of promotional and event expenses and other miscellaneous selling expenses of approximately $3,392. There were no selling expenses incurred for the three months ended March 31, 2020.

Commission expenses

Commission expenses were $88,439 and $0 for the three months ended March 31, 2021 and 2020, respectively, a 100.0% increase. The increase in commission expenses was due to the operation of ASL which brought us to a new marketing channel which pay commissions to distributors and members in network sales marketing.

General and administrative expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2021 amounted to $362,146, as compared to $159,516 for the three months ended March 31, 2020, a significant increase of $202,630 or approximately 127%. The significant increase was predominately due to the increase of salary and employee benefit expenses of approximately $157,448 as we have more employees from the operation of ASL in the three months ended March 31, 2021. The significant increase of G&A expenses was also attributable to the operation of ASL with approximately $45,182 additional general and administrative expenses to our operations, which mainly comprised of rental expenses, professional expenses and depreciation expenses.

Other Income (Expenses), Net

For the three months ended March 31, 2021, we recorded an amount of $14,980 as other income, net as compared to $72,234 other expenses, net for the three months ended March 31, 2020, an increase of $87,214 or approximately 120.7%. The net other income of $14,980 generated during the three months ended March 31, 2021 comprised foreign currency exchange loss of $72,128, other income of $4,457, interest income of $7,355, and unrealized holding gain on marketable securities of $75,296. The net other expenses of $72,234 incurred during the three months ended March 31, 2020 comprised foreign currency exchange loss of $74,618, unrealized holding loss on marketable securities of $18,538, other income of $2,793 and interest income of $18,129.

Provision for Income Taxes

The Company recorded provision for income taxes of $6,120 and $0 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we did not generate any taxable income that is subjected to a unified 24% income tax rate in Malaysia. The tax provision was attributable to the under accrual of tax from year ended December 31, 2020.

Net Loss

Net loss increased by $101,900 from net loss of $231,750 for the three months ended March 31, 2020 to net loss of $333,650 for the three months ended March 31, 2021, mainly due to reasons as discussed above.

Liquidity and Capital Resources

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. To help counter the transmission of COVID-19, the government of Malaysia initiated movement control orders (“MCO”), the first effective March 18, 2020. The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. The first MCO was extended three times, each for a two-weeks period, until May 12, 2020. On May 13, 2020, the MCO was eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia. The CMCO was further relaxed, and on June 8, 2020, Malaysia moved into the Recovery Movement Control Order (“RMCO”). Due to a resurgence of COVID-19, CMCO was reimposed in the state of Sabah, Selangor, Kuala Lumpur and Putrajaya effective October 14, 2020. On November 7, 2020, the CMCO was extended to a wider geographical area to include another six states in the country. Effectively, ten of thirteen states in Malaysia were placed under CMCO with the exceptions of Perlis, Pahang and Kelantan. On January 1, 2021, the Government of Malaysia extended the Recovery Movement Control Order (“RMCO”) through March 31, 2021. On January 12, 2021, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. As at the date of this report, various states and districts in the Country are still undergoing movement control order at varying degree.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the remaining period of 2021 and in 2022

As of March 31, 2021, we had working capital of $4,206,012 consisting of cash in bank of $1,013,704 and time deposits of $2,329,236 as compared to working capital of $4,645,729 consisting of cash in bank of $1,112,147 and time deposits of 2,391,182 as of December 31, ,2020. In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient resource to fund our working capital needs for the next 12 months from the date of issuance of this Form 10-Q.

The following summarizes the key components of our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Net cash used in operating activities	$(129,297)	$(230,431)
Net cash provided by investing activities	-	70,173
Net cash used in financing activities	(6,423)	-
Effect of exchange rate on cash and cash equivalents	(27,322)	4,008
Net change in cash and cash equivalents	$(163,042)	$(156,250)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $129,297 and were predominately comprised of net loss of $333,650, the non-cash income on unrealized holding gain on marketable securities of $75,296, deferred tax provision of $20,604, decrease in customer deposits of $50,353, decrease in other payables and accrued liabilities of $67,839, payment of operating lease liabilities of $37,074, offset by the non-cash depreciation and amortization expense of $19,680, amortization of operating right-of-use assets of $37,606, inventories write-down of $36,809, decrease in accounts receivables of $172,739, decrease in inventories of $9,218, decrease in prepaid taxes of $174,705 and decrease in prepayments and deposits of $4,762.

Net cash used in operating activities for the three months ended March 31, 2020 was $230,431, and mainly comprised of net loss of $231,750, the increase in prepayments and deposits of $34,593, the decrease of accounts payable of $2,803, offset by the decrease in related party accounts receivables of $285, increase in other payables and accrued liabilities of $19,892, the non-cash expense on unrealized holding loss on marketable securities of $18,538.

Investing activities

There were no investing activities for the three months ended March 31, 2021.

Net cash provided by investing activities for the three months ended March 31, 2020, was in respect of partial proceeds collected from the sale of our non-marketable securities.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2021, solely comprised of payment of deferred offering cost of $6,423.

There were no financing activities for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Sales of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test and a health camp program. The health screening test and the health camp programs are considered as separate performance obligations. The promises to deliver the health screening test report and the attendance at the health camp are separately identifiable, which are evidenced by the fact that the Company provides separate services of delivering the health screening test report and allowing admission of the customers to attend the health camp. The Company derives its revenues from sales contracts with its customers with revenues being recognized when the test reports are completed and delivered to its customers during the consultation section in person.

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended March 31, 2021 and 2020, revenues from health and wellness services were $5,093 and $0 respectively.

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

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard on January 1, 2020 did not have a material impact on its unaudited condensed consolidated financial statements.

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

As of March 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2021: (i) we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures; lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) we do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause us to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of System and Data Security Access: (a) authorization of new operating system-level user accounts created was not formally documented, (b) periodic review and recertification of application, operating system, and database users and the user access rights was not performed, (c) procedures for periodic review and analysis of application, operating system, and database-level audit logs were not documented or performed, manually or through the use of software tools, (d) mandatory password settings, such as minimum length, complexity, reset frequency, failed log-in attempts, password history, etc., were not deployed; and (vi) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We have initiated and plan to initiate the following series of measures to further strengthen the Company’s internal controls going forward:

1.	On January 12, 2021, the Company has appointed a Chief Finance Officer with appropriate levels of accounting knowledge and experience to monitor the recording of transactions, address complex U.S. GAAP accounting issues and to review financial statements and related disclosures under U.S. GAAP..

2.	We intend to establish an internal audit function with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control.

3.	We intend to engage an external consulting firm to supplement our efforts to the implementation of the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework for internal controls.

4.	Once we hire additional employees, we intend to initiate a comprehensive training program and development plan to provide ongoing company-wide trainings regarding internal control and requirements of U.S. GAAP financial statements and related disclosures, with particular emphasis on our accounting staff.

5.	We are seeking a U.S. tax professional to assist in the preparation of the Subpart F and GILTI tax provisions

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2021
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 17, 2021
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

