Form 10-Q
period 2021-06-30
Agape ATP Corp
filed 2021-08-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2021
Common Stock, $0.0001 par value	376,452,047

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $23,526 and $37,387 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2021 and December 31, 2020, respectively)	$3,300,800	$3,517,600
Accounts receivable	-	172,757
Amount due from related parties	5,599	3,235
Inventories	490,275	589,814
Prepaid taxes (Included $4,982 and $11,330 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2021 and December 31, 2020, respectively)	627,232	1,104,495
Prepayments and deposits, net	184,307	296,370
Total Current Assets	4,608,213	5,684,271

OTHER ASSETS
Property and equipment, net	$252,441	$298,309
Intangible assets, net	4,649	5,826
Operating right-of-use assets	304,060	394,141
Investment in marketable securities	410,469	577,035
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	263,685	249,525
Deferred tax assets (Included $7,985 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2021 and December 31, 2020, respectively)	47,090	-
Total Other Assets	1,283,894	1,526,336

TOTAL ASSETS	$5,892,107	$7,210,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Customer deposits	$168,744	$236,134
Operating lease liabilities	149,212	154,276
Other payables and accrued liabilities ($980 and $1,904 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2021 and December 31, 2020, respectively)	505,550	647,677
Income tax payables	36,877	-
Amount due to a related party	-	455
Total Current Liabilities	860,383	1,038,542

NON-CURRENT LIABILITIES
Operating lease liabilities	$157,396	$241,488
Deferred tax liabilities	-	5,743
Total Non-current Liabilities	157,396	247,231

TOTAL LIABILITIES	$1,017,779	$1,285,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,452,047 shares issued and outstanding as of June 30, 2021 and December 31, 2020	37,645	37,645
Additional paid in capital	6,440,616	6,440,616
Accumulated deficit	(1,710,318)	(734,443)
Accumulated other comprehensive income	106,385	181,016
TOTAL STOCKHOLDERS’ EQUITY	4,874,328	5,924,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,892,107	$7,210,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUE	$303,786	$1,510,208	$605,566	$1,510,208
REVENUE – RELATED PARTY	-	13,654	-	13,654
TOTAL REVENUE	303,786	1,523,862	605,566	1,523,862

COST OF REVENUE	(35,623)	(471,554)	(113,214)	(471,554)

GROSS PROFIT	268,163	1,052,308	492,352	1,052,308

SELLING	(100,838)	(108,894)	(216,952)	(109,356)
COMMISSION	(92,774)	(382,498)	(181,213)	(382,498)
GENERAL AND ADMINISTRATIVE	(361,862)	(514,724)	(724,008)	(673,778)
PROVISION FOR DOUBTFUL ACCOUNTS	(121,686)	-	(121,686)	-
TOTAL OPERATING EXPENSES	(677,160)	(1,006,116)	(1,243,859)	(1,165,632)

(LOSS) INCOME FROM OPERATIONS	(408,997)	46,192	(751,507)	(113,324)

OTHER (EXPENSES) INCOME
Other income (expenses), net	11,770	29,911	(48,546)	(23,785)
Unrealized holding (loss) gain on marketable securities	(241,027)	145,204	(165,731)	126,666
TOTAL OTHER (EXPENSES) INCOME, NET	(229,257)	175,115	(214,277)	102,881

(LOSS) INCOME BEFORE INCOME TAXES	(638,254)	221,307	(965,784)	(10,443)

PROVISION FOR INCOME TAXES	(3,971)	(134,067)	(10,091)	(134,067)

NET (LOSS) INCOME	(642,225)	87,240	(975,875)	(144,510)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(36,347)	28,042	(74,631)	35,812

COMPREHENSIVE (LOSS) INCOME	$(678,572)	$115,282	$(1,050,506)	$(108,698)

(LOSS) EARNINGS PER SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,452,047	376,370,256	376,452,047	376,322,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$4,251,286
Net loss	-	-	-	(231,750)	-	(231,750)
Foreign currency translation adjustment	-	-	-	-	7,770	7,770
Balance as of March 31, 2020	376,275,500	$37,628	$5,293,082	$(1,320,959)	$17,555	$4,027,306
Net income	-	-	-	87,240	-	87,240
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	162,694	16	1,057,492	-	-	1,057,508
Foreign currency translation adjustment	-	-	-	-	28,042	28,042
Balance as of June 30, 2020	376,438,194	$37,644	$6,350,574	$(1,233,719)	$45,597	$5,200,096

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$5,924,834
Net loss	-	-	-	(333,650)	-	(333,650)
Foreign currency translation adjustment	-	-	-	-	(38,284)	(38,284)
Balance as of March 31, 2021	376,452,047	$37,645	$6,440,616	$(1,068,093)	$142,732	$5,552,900
Net loss	-	-	-	(642,225)	-	(642,225)
Foreign currency translation adjustment	-	-	-	-	(36,347)	(36,347)
Balance as of June 30, 2021	376,452,047	$37,645	$6,440,616	$(1,710,318)	$106,385	$4,874,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(975,875)	$(144,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,179	17,716
Amortization	1,006	482
Amortization of operating right-of-use assets	75,387	32,756
Unrealized holding loss (gain) on marketable securities	165,731	(126,667)
Deferred tax (benefit) expense	(53,299)	134,067
Inventory write-down	36,636	-
Provision for doubtful accounts	121,686	-
Changes in operating assets and liabilities:
Accounts receivables	169,393	(322,547)
Accounts receivables – related party	-	(8,617)
Inventories	80,969	206,540
Prepaid taxes	448,054	4,185
Prepayments and deposits	(15,120)	125,422
Prepayments and deposits – related party	-	(2,780)
Accounts payable	-	(2,802)
Customer deposits	(60,618)	(712,749)
Operating lease liabilities	(74,399)	(32,253)
Other payables and accrued liabilities	(129,355)	51,093
Income tax payables	36,877	-
Net cash used in operating activities	(134,748)	(780,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,220)	-
Cash and cash equivalent acquired through acquisition of Agape Superior Living Sdn Bhd	-	1,210,818
Proceeds from sale of non-marketable securities to a related party	-	70,173
Net cash (used in) provided by investing activities	(1,220)	1,280,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(14,160)	(75,738)
(Advances to) Repayments from related parties	(2,428)	216,575
Net cash (used in) provided by financing activities	(16,588)	140,837

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(64,244)	42,043

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(216,800)	683,207

CASH AND CASH EQUIVALENTS, beginning of period	3,517,600	2,744,457

CASH AND CASH EQUIVALENTS, end of period	$3,300,800	$3,427,664

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$249,583	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Changes in right-of-use assets and lease liabilities due to lease modifications	$3,286	$-
Initial recognition of right-of-use assets and lease liabilities	$-	$461,522
Sale of non-marketable securities to a related party in exchange for ASL	$-	$656,495
Issuance of common stock in exchange for acquisition payment of ASL	$-	$1,057,508
Unpaid balance due to a related party in connection with acquisition payment of ASL	$-	$90,043
Unpaid accrued liabilities on deferred offering costs	-	127,500

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company, Agape ATP Corporation (“AATP LB”), Agape ATP International Holding Limited (“AATP HK”), Wellness ATP International Holdings Sdn, Bhd. (“Wellness ATP”), Agape Superior Living Sdn. Bhd. (“ASL”) and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3).

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2021 and December 31, 2020, no valuation allowance was recorded.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended June 30, 2021 and 2020, the Company didn’t recognize any inventory write-downs. For the six months ended June 30, 2021 and 2020, the Company recognized inventory write-downs of $36,636 and $0, respectively.

Prepaid taxes

Prepaid taxes include (i) prepaid income taxes that will either be refundable or utilized to offset future income tax; and (ii) goods and service tax (“GST”) to be refundable.

Prepayments and deposits, net

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of income and comprehensive income. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2021 and December 31, 2020, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s current offering which will be netted against the proceeds from the Company’s current offering.

Investment in marketable equity securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss in the caption of “unrealized holding gain loss on marketable securities” in each reporting period.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three months ended June 30, 2021 and 2020, the Company recognized $4,115 and $61,368 as forfeited coupon income, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized $11,226 and $61,368 as forfeited coupon income, respectively.

As of June 30, 2021, the Company had contracts for the sales of health and wellness products amounting to $68,550 which it is expected to fulfill within 12 months from June 30, 2021.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Survivor Select	$24,415	$35,994	$37,641	$35,994
Energized Mineral Concentrate	8,291	22,606	52,183	22,606
Ionized Cal-Mag	18,485	611,160	40,298	611,160
Omega Blend	89,066	162,543	185,361	162,543
Beta Maxx	55,943	11,434	89,800	11,434
Vege-Fruit Fiber	-	6,106	-	6,106
Iron	8,431	-	16,715	-
Young Formula	14,458	349,738	25,901	349,738
Organic Youth Care Cleansing Bar	2,990	28,805	2,990	28,805
Mitogize	70,148	4,711	106,843	4,711
Lipomask	4,279	8,420	8,401	8,420
Hyaluronic Acid Serum	1,362	55,721	3,353	55,721
Mousse Facial Cleanser	3,042	3,127	7,660	3,127
Trim+	2,223	223,497	22,674	223,497
Total revenues	$303,133	$1,523,862	$599,820	$1,523,862

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended June 30, 2021 and 2020, revenues from health and wellness services were $653 and $0 respectively. For the six months ended June 30, 2021 and 2020, revenues from health and wellness services were $5,746 and $0 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenue

Cost of revenue includes freight-in, the purchase cost of manufactured goods for sale to customers, and inventory write-downs. Cost of revenue amounted to $35,623 and $471,554 for the three months ended June 30, 2021 and 2020, respectively. Cost of revenue amounted to $113,214, including inventory write-downs of $36,636, and $471,554 for the six months ended June 30, 2021 and 2020, respectively.

Shipping and handling

Shipping and handling charges amounted to $2,990 and $2,555 for the three months ended June 30, 2021 and 2020, respectively. Shipping and handling charges amounted to $5,272 and $2,555 for the six months ended June 30, 2021 and 2020, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $8,721 and $2,882 for the three months ended June 30, 2021 and 2020, respectively. Advertising costs amounted to $16,658 and $2,882 for the six months ended June 30, 2021 and 2020, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $92,774 and $ 382,498 for the three months ended June 30, 2021 and 2020, respectively. Commission expenses amounted to $181,213 and $382,498 for the six months  ended June 30, 2021 and 2020, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $27,067 and $23,710 for the three months ended June 30, 2021 and 2020, respectively. Total expenses for the plans were $53,034 and $23,710 for the six months ended June 30, 2021 and 2020, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. $395 in penalties and interest incurred related to underpayment of income taxes for the three and six months ended June 30, 2021. No penalties and interest incurred related to underpayment of income taxes for the three and six months ended June 30, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling interest

Non-controlling interest mainly consists of approximately 0.01% (3 ordinary shares out of 9,590,599 shares) of the equity interests of ASL held by three individuals. The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the unaudited condensed consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company. As of June 30, 2021 and December 31, 2020, the non-controlling interest balance was $0 and therefore not presented in the accompanying unaudited condensed consolidated financial statements.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2021 and 2020, there were no dilutive shares.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheets.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2021	December 31, 2020

Period-end MYR : US$1 exchange rate	4.15	4.02
Period-end HKD : US$1 exchange rate	7.77	7.75

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Period-average MYR : US$1 exchange rate	4.13	4.32	4.10	4.25
Period-average HKD : US$1 exchange rate	7.77	7.75	7.76	7.76

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

Financial instruments included in current assets and current liabilities are reported in the unaudited condensed consolidated balance sheets at face value or cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

Some of the Company’s leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in re-measurement of the right of use (“ROU”) assets and lease liabilities. Operating ROU assets and lease liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed consolidated financial statements.

3. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided majority of ASL’s purchases. Its equity at risk was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	June 30, 2021	December 31, 2020

Current assets	$28,508	$48,717
Other assets	7,985	-
Current liabilities	(51,028)	(53,573)
Net deficit	$(14,535)	$(4,856)

	June 30, 2021	December 31, 2020

Current assets:
Cash and cash equivalents	$23,526	$37,387
Prepaid taxes	4,982	11,330
Total current assets	28,508	48,717

Other asset – Deferred tax asset	7,985	-
Total assets	$36,493	$48,717

Current liabilities:
Accounts payable – intercompany	$50,048	$51,669
Other payables and accrued liabilities	980	1,904
Total current liabilities	51,028	53,573

Net deficit	$(14,535)	$(4,856)

The summarized operating results of the VIE’s are as follows:

	For the three months ended			For the six months ended
	June 30, 2021		June 30, 2020	June 30, 2021	June 30, 2020

Operating revenues	$		$129,492	$-	$129,492
Gross profit	$		$1,373	$-	$1,373
Loss from operations		$(5,019)	$(3,749)	$(11,967)	$(3,749)
Net income (loss)		$1,912	$(18,139)	$(9,949)	$(18,139)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. BUSINESS COMBINATION

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

4. BUSINESS COMBINATION (Continued)

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

For the Six Months Ended
June 30, 2020
Revenue	$2,765,114
Cost of revenue	(571,407)
Gross profit	2,193,707
Total operating expenses	(2,055,016)
Income from operations	138,691
Other income, net	110,912
Income before income taxes	249,603
Provision for income taxes	(184,900)
Net income	$64,703
Net income per common share - basic and diluted	$0.00
Weighted average number of common shares outstanding - basic and diluted	376,452,047

5. CASH AND CASH EQUIVALENTS

As of June 30, 2021 and December 31, 2020 the Company has $3,300,800 and $3,517,600, respectively, of cash and cash equivalents, which consists of $1,215,004 and $1,112,147, respectively, of cash in banks and $2,077,345 and $2,391,182, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits for ranged between 1.80% to 2.15% per annum for the three and six months ended June 30, 2021. The effective interest rate for the time deposits for ranged between 2.95% to 3.25% per annum for the three and six months ended June 30, 2020.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE

	As of June 30, 2021	As of December 31, 2020
Accounts receivable	$-	$172,757
Allowance for doubtful accounts	-	-
Total	$-	$172,757

7. INVENTORIES

Inventories consist of the following:

	As of June 30, 2021	As of December 31, 2020
Finished goods	$490,275	$589,814

For the three months ended June 30, 2021 and 2020, the Company didn’t recognize any inventory write-down. For the six months ended June 30, 2021 and 2020, the Company recognized inventory write-down of $36,636 and $0, respectively.

8. PREPAYMENTS AND DEPOSITS

	As of June 30, 2021	As of December 31, 2020
Receivables from sales distributors	$32,820	$35,302
Deposits to suppliers	273,109	261,068
Subtotal	305,929	296,370
Less: Provision for doubtful accounts	(121,622)	-
Total	$184,307	$296,370

Movements of allowance for doubtful accounts are as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Year End December, 31, 2020

Beginning balance	$-	$-	$-
Addition	121,686	121,686	-
Write off	-	-	-
Exchange rate effect	(64)	(64)	-
Ending balance	$121,622	$121,622	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of June 30, 2021	As of December 31, 2020
Computer and office equipment	$80,087	$81,437
Furniture & fixtures	122,984	126,966
Leasehold improvements	203,894	210,496
Vehicle	99,347	102,564
Subtotal	506,312	521,463
Less: accumulated depreciation	(253,871)	(223,154)
Total	$252,441	$298,309

Depreciation expense for the three months ended June 30, 2021 and 2020 amounted to $19,009 and $17,716, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $38,179 and $17,716, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of June 30, 2021	As of December 31, 2020

Computer software	$34,678	$35,801
Less: accumulated amortization	(30,029)	(29,975)
Total	$4,649	$5,826

Amortization expense for the three months ended June 30, 2021 and 2020 amounted to $496 and $482, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 amounted to $1,006 and $482, respectively.

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

(v)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares.

	As of June 30, 2021	As of December 31, 2020
Cost of investment	$577,035	$66,484
Dividend income from Greenpro Capital Corp.	-	160,062
Unrealized holding (loss) gain	(165,731)	350,137
Exchange rate effect	(835)	352
Investment in marketable securities	$410,469	$577,035

12. INVESTMENT IN NON-MARKETABLE SECURITIES

The Company invested in Unreserved Sdn Bhd with the investment amount of $863,592 (RM 3,500,000), which approximated 20% of the equity interest of Unreserved Sdn Bhd and is accounted for under the equity method of accounting. On March 10, 2019, Unreserved Sdn Bhd issued additional common stock for working capital. As the Company did not subscribe for the additional common stock, the Company’s equity interest in investee company was diluted from approximately 20.0% to approximately 17.86%. Effective from March 10, 2019, the Company discontinued equity accounting on the investee company. The Company also ceased control over the operations of the investee company on the same date. Accordingly, the investment in investee company was reclassified to investment in non-marketable securities.

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

Unreserved Sdn Bhd	As of June 30, 2021	As of December 31, 2020
Investment in non-marketable securities	$-	$730,637
Less: Sale of investment in non-marketable securities	-	(730,637)
Investment in non-marketable securities	$-	$-

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total	$1,500	$1,500

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30, 2021	As of December 31, 2020
Professional fees	$151,269	$297,636
Promotion expenses	36,259	37,433
Payroll	22,730	23,976
Commissions	231,603	224,711
Others	63,689	63,921
Total	$505,550	$647,677

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

Name of Related Party	Relationship	Nature	As of June 30, 2021	As of December 31, 2020

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,224	$2,227
Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	3,375	996
TH3 Technology Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the director of TH3 Technology	Expenses paid for TH3 Technology	-	12
Total			$5,599	$3,235

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of June 30, 2021	As of December 31, 2020

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company	ATP Printing label fees	$-	$455
Total			$-	$455

Related party transactions

Revenue

Name of Related Party	Relationship	Nature	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sale of products	$-	$13,654
Total			$-	$13,654

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Name of Related Party	Relationship	Nature	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sale of products	$-	$13,654
Total			$-	$13,654

Other Income

Name of Related Party	Relationship	Nature	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$1,458	$-
Total			$1,458	$-

Name of Related Party	Relationship	Nature	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$2,929	$-
Total			$2,929	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2021 and December 31, 2020, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of June 30, 2021 and December 31, 2020, there were 1,000,000,000 common stocks authorized and 376,452,047 shares issued and outstanding.

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2021 and December 31, 2020.

Non-controlling interest

As of June 30, 2021 and for the three and six months ended June 30, 2021, no material transactions of non-controlling interest occurred from the operating results from ASL as the Company holds approximately 99.99% of the equity interest in ASL, non-controlling interests that present in ASL is $0 and therefore not presented separately in the accompanying unaudited condensed consolidated financial statements.

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Tax jurisdictions from:
Local – United States	$(96,370)	$(161,751)	$(204,295)	$(304,170)
Foreign – Malaysia	(177,983)	369,367	(469,675)	313,780
Foreign – Hong Kong	(363,901)	13,691	(291,814)	(20,053)
(Loss) income before income tax	$(638,254)	$221,307	$(965,784)	$(10,443)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

The provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Current:
- Local	$(22,205)	$-	$(22,205)	$-
- Foreign	(14,461)	-	(41,185)	-

Deferred:
- Local	-	-	-	-
- Foreign	32,695	(134,067)	53,299	(134,067)
Provision for income tax	$(3,971)	$(134,067)	$(10,091)	$(134,067)

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

For the three and six months ended June 30, 2021 and 2020, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

For the three and six months ended June 30, 2021, the Company re-visited its fiscal 2020 U.S. income taxes and determined its stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 were subject to Subpart F and GILTI taxes. As a result, the Company incurred additional income taxes expenses of $22,205, including interest and penalty of $395, for the three and six months ended June 30, 2021, after utilizing its estimated cumulative net operating losses (“NOL”) of $312,608 as of December 31, 2020. As a result, the Company’s deferred tax assets of estimated NOL of $65,648 were fully utilized and reduced to $0.

As of June 30, 2021 and December 31, 2020, the operations in the United States of America incurred approximately $204,000 and $0, respectively, of cumulative NOL which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2021 and December 31, 2020 were approximately $43,000 and $0, respectively.

Malaysia

Changes to the Labuan Business Activity Tax Act (LBATA) 1990 which was gazetted and came into operation on January 1, 2019 mandate companies incorporated in Labuan to satisfy the “substantial activity requirements” to qualify for the preferential tax rate of 3% on net audited profit. Subsequently, on April 29, 2020, a circular setting out revisions to the “substantial activity requirements” was issued. As Agape ATP Corporation did not maintain a permanent establishment in Labuan, and therefore did not satisfy the said requirements, the company was subjected to tax at 24% on its net audited profit. On June 11, 2021, Agape ATP Corporation made an irrevocable election to be taxed under the Malaysian Income Tax Act 1967 as the elected tax regime is more tax efficient to the entity compare to LBATA.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings sdn Bhd. are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and six months ended June 30, 2021 and RM 500,000 (or approximately $125,000) income for the three and six months ended June 30, 2020, with the remaining balance being taxed at the 24% rate.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of June 30, 2021	As of December 31, 2020

Deferred tax assets:
Net operating loss carry forwards in U.S.	$42,902	$-
Net operating loss carry forwards in Malaysia	47,090	62,678
Less: valuation allowance	(42,902)	-
Deferred tax liabilities:
Depreciation	-	(68,421)
Deferred tax assets (liabilities), net	$47,090	$(5,743)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2021 and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three and six months ended June 30, 2021 and 2020.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended June 30, 2021 and 2020, no customer accounted for 10% or more of the Company’s total revenues. For the six months ended June 30, 2021 and 2020, no customer accounted for 10% or more of the Company’s total revenues.

There are no account receivable balance as of June 30, 2021. As of December 31, 2020, receivables from a third-party e-commerce company accounted for approximately 100.0% of the balance of accounts receivable.

(b) Major vendors

For the three and six months ended June 30, 2021, one vendor accounted for 100.0% of the Company’s total purchases. For the three and six months ended June 30, 2020, one vendor accounted for 100.0% of the Company’s total purchases.

There are no accounts payable balance as of June 30, 2021 and December 31, 2020.

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended June 30, 2021, one sales distributor accounted for 21.9% of the Company’s total commission expense. For the six months ended June 30, 2021, one sales distributor accounted for 16.2% of the Company’s total commission expense. For the three and six months ended June 30, 2020, no sales distributor accounted for 10.0% or more of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2021 and December 31, 2020, $1,215,004 and $1,112,147 were deposited with financial institutions, respectively, $776,485 and $563,788 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

On May 31, 2021, the Company entered into two separate two-year leases extension with the modified lease expiring May 31, 2023 for its office space and expiring August 31, 2023 for its training center. The lease modification required the Company to re-measure the ROU assets and lease liabilities based on the modified leases. The Company recognized a reduction of $3,286 in ROU assets and lease liabilities upon lease modifications based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

As of June 30, 2021, the weighted remaining term of the lease is approximately 2.04 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities

2022	$162,318
2023	153,835
2024	8,323
Total lease payments	324,476
Less: interest	(17,868)
Present value of lease liabilities	$306,608

The Company also leases one distribution center and two employee apartments with an expiring term of twelve months or fewer, which were classified as operating leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company selected not to recognize lease assets and liabilities on these leases. As of June 30, 2021, the Company’s commitment for minimum lease payments under these operating leases within the next twelve months are $1,302.

Rent expense for the three months ended June 30, 2021 and 2020 was $45,560 and $52,672, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $91,521 and $66,180, respectively.

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of June 30, 2021 for the next five years and thereafter is as follows:

Twelve months ending June 30,	Minimum purchase
2022	$693,900
2023	693,900
2024	693,900
2025	693,900
2026	693,900
Thereafter	1,040,850
Total minimum purchase commitments required	$4,510,350

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the unaudited condensed consolidated financial statements.

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunisation Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country is administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine.

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of the Company’s customers or suspension supplies may be negatively affected, and could continue to negatively affect the demand for the Company’s product;
●	the Company may have to provide significant sales incentives to its customers during the outbreak, which may in turn materially adversely affect its financial condition and operating results; and
●	any disruption of the Company’s supply chain, logistics providers or customers could adversely impact its business and results of operations, including causing the Company or its suppliers to cease manufacturing for a period of time or materially delay delivery to its customers, which may also lead to loss of its customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at the similar level year over year in 2021 and 2022.

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

Results of Operation

For the three months ended June 30, 2021 and 2020

Revenue

We generated revenue of $303,786 for the three months ended June 30, 2021 as compared to $1,523,862 for the three months ended June 30, 2020, representing a significant decrease of $1,220,076 or approximately 80.1%. The significant decrease was mainly due to the COVID-19 situation in Malaysia which has turned more severe. As such, it has adversely affected us. From CMCO, the entire country was again placed under full lockdown effective May 12, 2021. The lockdowns disrupted much of our operational activities, which led to the significant decrease in revenue for the three months ended June 30, 2021 as compared to the same period in 2020. Economically, the prolonged pandemic will adversely affect the purchasing power of consumers. On July 17, 2021, the full lockdown was slightly eased.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2021 amounted to $35,623 as compared to $471,554 for the three months ended June 30, 2020, representing a significant decrease of $435,931 or approximately 92.4%. The cost of revenue comprised freight-in, cost of goods purchased, and packing materials. The significant decrease in cost of revenue for the three months ended June 30, 2021 as compared to the same period in 2020, was in line with the significant decrease in our revenues. As explained in the above, much of our operational activities was disrupted as a result of the resurgence of COVID-19 infection and movement control orders imposed in Malaysia.

Gross Profit

Gross profit for the three months ended June 30, 2021 amounted to $268,163 as compared to $1,052,308 for the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2021 was approximately 88.3% as compared to approximately 69.1% for the three months ended June 30, 2020. As explained in the above, the decrease in gross profit was attributed to the significant decrease in revenue due to the disruption of our operational activities. We generated higher gross margin for the three months ended June 30, 2021, as our sold products were mostly sourced from our local suppliers. For the three months ended June 30, 2020, our sold products were mostly sourced from overseas suppliers with higher freight-in cost.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for the three months ended June 30, 2021 amounted to $100,838 as compared to $108,894 for the three months ended June 30, 2020, a slight decrease of $8,056 or approximately 7.4%. The slight decrease was mainly due to a decrease of approximately $4,000 in salary and benefit expenses and a decrease of approximately $4,000 in other selling expenses.

Commission expenses

Commission expenses were $92,774 and $382,498 for the three months ended June 30, 2021 and 2020, respectively, representing a significant decrease of $289,724 or approximately 75.7%. The significant decrease in commission expenses was in line with the significant decrease in revenue.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021 amounted to $361,862, as compared to $514,724 for the three months ended June 30, 2020, representing a decrease of $152,862 or approximately 29.7%. The decrease was predominately due to the decrease of professional fees of approximately $180,000 as we have completed the acquisition of ASL in 2020 and no longer incurring such expenses in the three months ended June 30, 2021.

Provision for doubtful accounts

Provision for doubtful accounts were $121,686 and $0 for the three months ended June 30, 2021 and 2020, respectively, a significant increase of $121,686 or 100.0%. The provision for doubtful accounts was in respect of prepayments to a supplier. As the prepayments remain outstanding for over a year, the likelihood of recovering the prepayments is remote.

Other (Expenses) Income

For the three months ended June 30, 2021, we recorded an amount of $229,257 as other expenses, net as compared to $175,115 other income, net for the three months ended June 30, 2020, representing a significant decrease of $404,372 or approximately 230.9%. The net other expenses of $229,257 incurred during the three months ended June 30, 2021 comprised of other income of $11,770 and unrealized holding loss on marketable securities of $241,027. The net other income of $175,115 incurred during the three months ended June 30, 2020 comprised other income of $29,911 and unrealized holding gain on marketable securities of $145,204.

Provision for Income Taxes

We recorded provision for income taxes $3,971 and $134,067 for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we recorded income taxes from our U.S. Subpart F and GILTI taxes on the stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 and income taxes on Labuan’s interest income, offset by ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits. On the other hand, during the three months ended June 30, 2020, we generated taxable income in ASL that was subjected to a unified 24% income tax rate.

Net (Loss) Income

We incurred a net loss of $642,225 for the three months ended June 30, 2021, from a net income of $87,240 for the three months ended June 30, 2020, a decrease of $729,465, predominately due to reasons as discussed above.

For the six months ended June 30, 2021 and 2020

Revenue

We generated revenue of $605,566 for the six months ended June 30, 2021 as compared to $1,523,862 for the six months ended June 30, 2020, representing a significant decrease of $918,296 or approximately 60.3%. It is to be noted that as between the two six-months period, ASL contributed revenue throughout the entire six months ended June 30, 2021, where as ASL’s revenue contribution to us only began from April 1, 2020 to June 30, 2020, after the acquisition on May 8, 2020. For the period from January 1, 2020 to March 31, 2020, we were only making sales to our related party on wholesale basis when they placed the purchase orders. Despite a full six months revenue contribution from ASL, which brought us to a large group of customers in an established network marketing sales channel that has been in established in Malaysia for the past 15 years, the $918,296 reduction in revenue for the recent six-months period, was due to the COVID-19 situation in Malaysia which has turned more severe. From CMCO, the entire country was again placed under full lockdown effective May 12, 2021. The lockdowns disrupted much of our operational activities, which led to the decrease in revenue for the six months ended June 30, 2021 as compared to the same period in 2020. Economically, the prolonged pandemic will adversely affect the purchasing power of consumers. On July 17, 2021, the full lockdown was slightly eased.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2021 amounted to $113,214 as compared to $471,554 for the six months ended June 30, 2020, representing a significant decrease of $358,340 or approximately 76.0%. As explained in the above, cost of revenue for the recent six-months period comprised solely, costs incurred by ASL for its retail activities. Cost of revenue for the previous six-months period comprised of (i) costs related to our wholesale business from January 1, 2020 to March 31, 2020, prior to the acquisition of ASL; and (ii) costs incurred by ASL for its retail activities after the acquisition.

For our retail activities, cost of revenue typically comprises freight-in, cost of goods purchased and packing materials. For the six months ended June 30, 2021, our cost of revenue also included inventory write-downs of $36,809.

Cost of revenue for wholesale business typically comprises cost of goods purchased only.

Gross Profit

Gross profit for the six months ended June 30, 2021 amounted to $492,352 as compared to $1,052,308 for the six months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 was approximately 81.3% as compared to approximately 69.1% for the six months ended June 30, 2020. As explained in the above, gross margin for the two six-months period is less comparable due to (i) change in our business activities from wholesale business to retail activities effective April 1, 2020. Typically, selling our products directly to the customers in the network channel generates higher gross margins as compared to gross margins from our sales to our related party wholesales customers; and (ii) the adverse economic impact brought about by the COVID-19 pandemic. We had to adhere to the MCO which disrupted our operations for the six months ended June 30, 2021.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for six months ended June 30, 2021 amounted to $216,952 as compared to $109,356 for the six months ended June 30, 2020, representing a significant increase of $107,596 or approximately 98.4%. The significant increase was mainly due to selling expenses incurred for the six months ended June 30, 2021 encompassed selling expenses incurred by ASL for the entire six months period, where as selling expenses for the corresponding period last year in connection to ASL’s retail activities only began form April 1, 2020 to June 30, 2020 after its acquisition on May 8, 2020.

Commission expenses

Commission expenses were $181,213 and $382,498 for the six months ended June 30, 2021 and 2020, respectively, representing a significant decrease of $201,285 or 52.6%. The significant decrease in commission expenses was in line with the decrease in revenue as our operational activities was disrupted due to the many lockdowns imposed by the government of Malaysia as a direct result of the resurgence of COVID-19 infections in Malaysia.

General and administrative expenses

General and administrative (“G&A”) expenses for six months ended June 30, 2021, amounted to $724,008 as compared to $673,778 for the six months ended June 30, 2020, an increase of $50,230 or approximately 7.5%. G&A expenses for six months ended June 30, 2021 encompassed G&A expenses incurred by ASL for the entire six months period, where as G&A expenses for the corresponding period last year in connection to ASL’s retail activities only began from April 1, 2020 to June 30, 2020, after its acquisition on May 8, 2020.

G&A expenses increased marginally (by approximately 7.5%, and did not double) as most G&A expenses incurred for the six months ended June 30, 2020 were directly related to the acquisition of ASL, which exercise was completed in April in 2020. The expenses were therefore not expected to recur.

G&A expenses for the six months ended June 30, 2021 comprised of professional fees of $186,405 for legal counsel, auditor, and financial reporting consultant in the U.S. and Hong Kong, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliant, salary and employee benefit expenses of $321,896, rental expenses of $91,521, depreciation expenses of $39,185 and other general and administrative expenses of $85,001.

G&A expenses for the six months ended June 30, 2020 comprised of professional fees of $352,888 for legal counsel, auditor, and financial reporting consultant in the U.S. and Hong Kong, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliant, salary and employee benefit expenses of $131,911, rental expenses of $48,248, travelling expenses for our CEO for potential business developments of $32,917, depreciation expenses of $18,343 and other general and administrative expenses of $94,088.

Other Income (Expenses)

For the six months ended June 30, 2021, we recorded an amount of $214,277 as other expenses, net as compared to $102,881 other income, net for the six months ended June 30, 2020, representing a significant decrease of $317,158 or approximately 308.3%. The net other expenses of $214,277 incurred during the six months ended June 30, 2021 comprised of other expenses of $48,546 and unrealized holding loss on marketable securities of $165,731. The net other income of $102,881 incurred during the six months ended June 30, 2020 comprised other expenses of $23,785 and unrealized holding gain on marketable securities of $126,666.

Provision for Income Taxes

We recorded provision for income taxes $10,091 and $134,067 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we recorded income taxes from our U.S. Subpart F and GILTI taxes on the stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 and income taxes on Labuan’s  interest income, offset by ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits. On the other hand, during the six months ended June 30, 2020, we generated taxable income in ASL that was subjected to a unified 24% income tax rate.

Net Loss

Net loss increased by $831,365 from net loss of $144,510 for the six months ended June 30, 2020 to $975,875 for the six months ended June 30, 2021, mainly due to reasons as discussed above.

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

On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country is administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the remaining period of 2021 and in 2022.

As of June 30, 2021, we had working capital of $3,747,830 consisting of cash in bank of $1,215,004 and time deposits of $2,077,345 as compared to working capital of $4,645,729 consisting of cash in bank of $1,112,147 and time deposits of $2,391,182 as of December 31, 2020.   In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient resource to fund our working capital needs for the next 12 months from the date of issuance of this Form 10-Q.

The following summarizes the key components of our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Net cash used in operating activities	$(134,748)	$(780,664)
Net cash (used in) provided by investing activities	(1,220)	1,280,991
Net cash (used in) provided by financing activities	(16,588)	140,837
Effect of exchange rate on cash and cash equivalents	(64,244)	42,043
Net change in cash and cash equivalents	$(216,800)	$683,207

Operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $134,748 and were mainly comprised of the net loss of $975,875, deferred tax benefit of $53,299 increase in prepayments and deposits of $15,120, the decrease in customer deposits of $60,618, the payment of operating lease liabilities of $74,399 and the decrease in other payables and accrued liabilities of $129,355. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $39,185, amortization of operating right-of-use assets of $75,387, unrealized holding loss on marketable securities of $165,731, inventories write-down of $36,636, provision for doubtful accounts of $121,686, the decrease of accounts receivables of $169,393, the decrease in inventories of $80,969, the refund in prepaid taxes of $448,054 and the increase in income tax payables of $36,877.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $1,220, which was in respect of purchase of equipment.

Net cash provided by investing activities for the six months ended June 30, 2020, were in respect of cash and cash equivalents acquired through acquisition of ASL of $1,210,818 and partial proceeds collected from the sale of our non-marketable securities of $70,173.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2021 was $16,588 which were mainly comprised of payment of deferred offering cost of $14,160 and advances to related parties of $2,428.

Net cash provided by financing activities for the six months ended June 30, 2020 was $140,837 which were mainly comprised of repayments from related parties of $216,575 offset by payment of deferred offering cost of $75,738.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs”. The amendments in this Update represent changes to clarify the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2020-08 is effective for the Company for annual and interim reporting periods beginning January 1, 2021. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. The adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this Update represent changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this Update affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public business entities. Early application is permitted. The amendments in this Update should be applied retrospectively. The adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed consolidated financial statements.

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

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2021: (i) we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures; lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) we do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause us to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of System and Data Security Access: (a) authorization of new operating system-level user accounts created was not formally documented, (b) periodic review and recertification of application, operating system, and database users and the user access rights was not performed, (c) procedures for periodic review and analysis of application, operating system, and database-level audit logs were not documented or performed, manually or through the use of software tools, (d) mandatory password settings, such as minimum length, complexity, reset frequency, failed log-in attempts, password history, etc., were not deployed; and (vi) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2021
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: August 13, 2021
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

