Form 10-Q
period 2021-09-30
Agape ATP Corp
filed 2021-11-12
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2021
Common Stock, $0.0001 par value	376,452,047

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $22,232 and $37,387 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2021 and December 31, 2020, respectively)	$2,880,677	$3,517,600
Accounts receivable	-	172,757
Amount due from related parties	11,147	3,235
Inventories	475,508	589,814
Prepaid taxes (Included $1,353 and $11,330 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2021 and December 31, 2020, respectively)	634,395	1,104,495
Prepayments and deposits, net	172,019	296,370
Total Current Assets	4,173,746	5,684,271

OTHER ASSETS
Property and equipment, net	$234,009	$298,309
Intangible assets, net	4,128	5,826
Operating right-of-use assets	263,824	394,141
Investment in marketable securities	200,644	577,035
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	264,735	249,525
Deferred tax assets (Included $8,751 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2021 and December 31, 2020, respectively)	124,366	-
Total Other Assets	1,093,206	1,526,336

TOTAL ASSETS	$5,266,952	$7,210,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Customer deposits	$183,006	$236,134
Operating lease liabilities	148,919	154,276
Other payables and accrued liabilities ($1,257 and $1,904 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of September 30, 2021 and December 31, 2020, respectively)	508,125	647,677
Income tax payables	26,193	-
Amount due to a related party	-	455
Total Current Liabilities	866,243	1,038,542

NON-CURRENT LIABILITIES
Operating lease liabilities	$117,663	$241,488
Deferred tax liabilities	-	5,743
Total Non-current Liabilities	117,663	247,231

TOTAL LIABILITIES	$983,906	$1,285,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 376,452,047 shares issued and outstanding as of September 30, 2021 and December 31, 2020	37,645	37,645
Additional paid in capital	6,440,616	6,440,616
Accumulated deficit	(2,281,583)	(734,443)
Accumulated other comprehensive income	86,368	181,016
TOTAL STOCKHOLDERS’ EQUITY	4,283,046	5,924,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,266,952	$7,210,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUE	$201,284	$1,413,063	$806,850	$2,923,271
REVENUE – RELATED PARTY	-	-	-	13,654
TOTAL REVENUE	201,284	1,413,063	806,850	2,936,925

COST OF REVENUE	(36,663)	(186,891)	(149,877)	(658,445)

GROSS PROFIT	164,621	1,226,172	656,973	2,278,480

SELLING	(82,854)	(159,292)	(299,806)	(268,648)
COMMISSION	(76,817)	(300,957)	(258,030)	(683,455)
GENERAL AND ADMINISTRATIVE	(369,946)	(355,274)	(1,094,042)	(1,029,052)
PROVISION FOR DOUBTFUL ACCOUNTS	-	-	(121,598)	-
TOTAL OPERATING EXPENSES	(529,617)	(815,523)	(1,773,476)	(1,981,155)

(LOSS) INCOME FROM OPERATIONS	(364,996)	410,649	(1,116,503)	297,325

OTHER (EXPENSES) INCOME
Other (expenses) income, net	(11,643)	86,748	(60,189)	62,963
Unrealized holding (loss) gain on marketable securities	(209,169)	(24,419)	(374,900)	102,247
TOTAL OTHER (EXPENSES) INCOME, NET	(220,812)	62,329	(435,089)	165,210

(LOSS) INCOME BEFORE INCOME TAXES	(585,808)	472,978	(1,551,592)	462,535

BENEFIT OF (PROVISION FOR) INCOME TAXES	14,543	(57,941)	4,452	(192,008)

NET (LOSS) INCOME	(571,265)	415,037	(1,547,140)	270,527

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(20,017)	54,952	(94,648)	90,764

COMPREHENSIVE (LOSS) INCOME	$(591,282)	$469,989	$(1,641,788)	$361,291

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,452,047	376,451,896	376,452,047	376,366,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	5,293,082	(1,089,209)	9,785	4,251,286
Net loss	-	-	-	(231,750)	-	(231,750)
Foreign currency translation adjustment	-	-	-	-	7,770	7,770
Balance as of March 31, 2020	376,275,500	$37,628	$5,293,082	$(1,320,959)	$17,555	$4,027,306
Net income	-	-	-	87,240	-	87,240
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	162,694	16	1,057,492	-	-	1,057,508
Foreign currency translation adjustment	-	-	-	-	28,042	28,042
Balance as of June 30, 2020	376,438,194	37,644	6,350,574	(1,233,719)	45,597	5,200,096
Net income	-	-	-	415,037	-	415,037
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	13,853	1	90,042	-	-	90,043
Foreign currency translation adjustment	-	-	-	-	54,952	54,952
Balance as of September 30, 2020	376,452,047	$37,645	$6,440,616	$(818,682)	$100,549	$5,760,128

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	6,440,616	(734,443)	181,016	5,924,834
Net loss	-	-	-	(333,650)	-	(333,650)
Foreign currency translation adjustment	-	-	-	-	(38,284)	(38,284)
Balance as of March 31, 2021	376,452,047	$37,645	$6,440,616	$(1,068,093)	$142,732	$5,552,900
Net loss	-	-	-	(642,225)	-	(642,225)
Foreign currency translation adjustment	-	-	-	-	(36,347)	(36,347)
Balance as of June 30, 2021	376,452,047	37,645	6,440,616	(1,710,318)	106,385	4,874,328
Net loss	-	-	-	(571,265)	-	(571,265)
Foreign currency translation adjustment	-	-	-	-	(20,017)	(20,017)
Balance as of September 30, 2021	376,452,047	$37,645	$6,440,616	$(2,281,583)	$86,368	$4,283,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,547,140)	$270,527
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	56,919	36,524
Amortization	1,482	993
Amortization of operating right-of-use assets	112,678	70,047
Unrealized holding loss (gain) on marketable securities	374,900	(102,247)
Deferred tax (benefit) expense	(131,634)	171,586
Inventory write-down	36,636	-
Provision for doubtful accounts	121,598	-
Changes in operating assets and liabilities:
Accounts receivables	168,019	(271,876)
Amount due from a related party	-	(1,443)
Inventories	90,580	132,939
Prepaid taxes	431,224	(123,507)
Prepayments and deposits	(4,309)	247,115
Prepayments and deposits – related party	-	(1,619)
Accounts payable	-	(2,804)
Customer deposits	(44,044)	(1,268,487)
Operating lease liabilities	(111,460)	(69,021)
Other payables and accrued liabilities	(123,082)	167,603
Income tax payables	26,193	-
Net cash used in operating activities	(541,440)	(743,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,970)	(4,700)
Purchase of intangible assets	-	(177)
Cash and cash equivalent acquired through acquisition of Agape Superior Living Sdn Bhd	-	1,210,818
Proceeds from sale of non-marketable securities to a related party	-	70,173
Net cash (used in) provided by investing activities	(3,970)	1,276,114

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(15,210)	(203,238)
(Advances to) Repayments from related parties	(8,070)	224,342
Net cash (used in) provided by financing activities	(23,280)	21,104

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(68,233)	45,585

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(636,923)	599,133

CASH AND CASH EQUIVALENTS, beginning of period	3,517,600	2,744,457

CASH AND CASH EQUIVALENTS, end of period	$2,880,677	$3,343,590

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$327,722	$9,101
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Changes in right-of-use assets and lease liabilities due to lease modifications	$3,259	$-
Initial recognition of right-of-use assets and lease liabilities	$-	$479,838
Sale of non-marketable securities to a related party in exchange for ASL	$-	$656,495
Issuance of common stock in exchange for acquisition payment of ASL	$-	$1,057,508

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

Details of the Company’s subsidiaries and VIE:

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

1. ORGANIZATION AND BUSINESS BACKGROUND (Continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2021 and December 31, 2020, no allowance for doubtful accounts was provided.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended September 30, 2021 and 2020, the Company did not recognize any inventory write-downs. For the nine months ended September 30, 2021 and 2020, the Company recognized inventory write-downs of $36,636 and $0, respectively.

Prepaid taxes

Prepaid taxes include (i) prepaid income taxes that will either be refundable or utilized to offset future income tax; and (ii) goods and service tax (“GST”) to be refundable.

Prepayments and deposits, net

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. Allowance for doubtful accounts provided as of September 30, 2021 and December 31, 2020, was $121,322 and $0, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2021 and December 31, 2020, no impairment of long-lived assets was recognized.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three months ended September 30, 2021 and 2020, the Company recognized $1,361 and $93,322 as forfeited coupon income, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized $12,587 and $93,322 as forfeited coupon income, respectively.

As of September 30, 2021, the Company had contracts for the sales of health and wellness products amounting to $86,364 which it is expected to fulfill within 12 months.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended September 30, 2021 and 2020, revenues from health and wellness services were $1,308 and $0 respectively. For the nine months ended September 30, 2021 and 2020, revenues from health and wellness services were $7,054 and $0 respectively.

Disaggregated information of revenues by products and services are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Survivor Select	$14,252	$83,107	$51,893	$119,101
Energized Mineral Concentrate	49	58,491	52,232	81,097
Ionized Cal-Mag	15,506	352,718	55,804	850,716
Omega Blend	48,582	109,258	233,943	271,801
Beta Maxx	32,605	123,080	122,405	134,514
Vege-Fruit Fiber	186	1,814	186	7,920
Iron	4,619	22,581	21,334	135,743
Young Formula	8,606	378,970	34,507	728,708
Organic Youth Care Cleansing Bar	-	12,395	2,990	41,200
Mitogize	68,443	36,914	175,286	41,625
Lipomask	1,797	33,379	10,198	41,799
Hyaluronic Acid Serum	836	51,289	4,162	107,010
Mousse Facial Cleanser	3,565	24,136	11,252	27,263
Trim+	930	124,931	23,604	348,428
Health and wellness services	1,308	-	7,054	-
Total revenues	$201,284	$1,413,063	$806,850	$2,936,925

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenue

Cost of revenue includes freight-in, the purchase cost of manufactured goods for sale to customers, and inventory write-downs. Cost of revenue amounted to $36,663 and $186,891 for the three months ended September 30, 2021 and 2020, respectively. Cost of revenue amounted to $149,877 (including inventory write-downs of $36,636) and $658,445 for the nine months ended September 30, 2021 and 2020, respectively.

Shipping and handling charges

Shipping and handling charges amounted to $2,139 and $3,467 for the three months ended September 30, 2021 and 2020, respectively. Shipping and handling charges amounted to $7,411 and $6,022 for the nine months ended September 30, 2021 and 2020, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $2,473 and $5,634 for the three months ended September 30, 2021 and 2020, respectively. Advertising costs amounted to $19,131 and $8,516 for the nine months ended September 30, 2021 and 2020, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $76,817 and $ 300,957 for the three months ended September 30, 2021 and 2020, respectively. Commission expenses amounted to $258,030 and $683,455 for the nine months ended September 30, 2021 and 2020, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $21,674 and $25,442 for the three months ended September 30, 2021 and 2020, respectively. Total expenses for the plans were $74,708 and $49,152 for the nine months ended September 30, 2021 and 2020, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the three months ended September 30, 2021 and 2020. $395 and $0 in penalties and interest incurred related to underpayment of income taxes for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling interest

Non-controlling interest mainly consists of approximately 0.01% (3 ordinary shares out of 9,590,599 shares) of the equity interests of ASL held by three individuals. The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the unaudited condensed consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company. As of September 30, 2021 and December 31, 2020, the non-controlling interest balance was $0 and therefore not presented in the accompanying unaudited condensed consolidated financial statements.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2021 and 2020, there were no dilutive shares.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2021	December 31, 2020

Period-average MYR : US$1 exchange rate	4.19	4.02
Period-average HKD : US$1 exchange rate	7.79	7.75

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Period-average MYR : US$1 exchange rate	4.20	4.20	4.13	4.23
Period-average HKD : US$1 exchange rate	7.78	7.75	7.77	7.76

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	September 30, 2021	December 31, 2020

Current assets:
Cash and cash equivalents	$22,232	$37,387
Prepaid taxes	1,353	11,330
Total current assets	23,585	48,717

Other asset – Deferred tax asset	8,751	-
Total assets	$32,336	$48,717

Current liabilities:
Accounts payable – intercompany	$49,581	$51,669
Other payables and accrued liabilities	1,257	1,904
Total current liabilities	50,838	53,573

Net deficit	$(18,502)	$(4,856)

The summarized operating results of the VIE’s are as follows:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating revenues	$-	$146,788	$-	$276,280
Gross profit	$-	$955	$-	$2,328
Loss from operations	$(4,914)	$(4,171)	$(16,881)	$(7,920)
Net loss	$(4,079)	$(8,627)	$(14,028)	$(26,766)

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

For the Nine Months Ended
September 30, 2020

Revenue	$4,178,177
Cost of revenue	(737,512)
Gross profit	3,440,665
Total operating expenses	(3,025,438)
Income from operations	415,227
Other income, net	75,603
Income before income taxes	490,830
Provision for income taxes	(242,841)
Net income	$247,989
Net income per common share - basic and diluted	$0.00
Weighted average number of common shares outstanding - basic and diluted	376,452,047

5. CASH AND CASH EQUIVALENTS

As of September 30, 2021 and December 31, 2020 the Company has $2,880,677 and $3,517,600, respectively, of cash and cash equivalents, which consists of $841,836 and $1,112,147, respectively, of cash in banks and $2,032,119 and $2,391,182, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits for ranged between 1.80% to 2.15% per annum for the three and nine months ended September 30, 2021. The effective interest rate for the time deposits for ranged between 2.95% to 3.25% per annum for the three and nine months ended September 30, 2020.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE

	As of September 30, 2021	As of December 31, 2020
Accounts receivable	$-	$172,757
Allowance for doubtful accounts	-	-
Total	$-	$172,757

7. INVENTORIES

Inventories consist of the following:

	As of September 30, 2021	As of December 31, 2020
Finished goods	$475,508	$589,814

For the three months ended September 30, 2021 and 2020, the Company didn’t recognize any inventory write-down. For the nine months ended September 30, 2021 and 2020, the Company recognized inventory write-down of $36,636 and $0, respectively.

8. PREPAYMENTS AND DEPOSITS

	As of September 30, 2021	As of December 31, 2020
Receivables from sales distributors	$32,580	$35,302
Deposits to suppliers	260,761	261,068
Subtotal	293,341	296,370
Less: Provision for doubtful accounts	(121,322)	-
Total	$172,019	$296,370

Movements of allowance for doubtful accounts are as follows:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Year End December, 31, 2020

Beginning balance	$121,622	$-	$-
Addition	-	121,598	-
Write off	-	-	-
Exchange rate effect	(300)	(276)	-
Ending balance	$121,322	$121,322	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of September 30, 2021	As of December 31, 2020
Computer and office equipment	$82,062	$81,437
Furniture & fixtures	121,835	126,966
Leasehold improvements	201,989	210,496
Vehicle	98,419	102,564
Subtotal	504,305	521,463
Less: accumulated depreciation	(270,296)	(223,154)
Total	$234,009	$298,309

Depreciation expense for the three months ended September 30, 2021 and 2020 amounted to $18,740 and $18,808, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 amounted to $56,919 and $36,524, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of September 30, 2021	As of December 31, 2020

Computer software	$34,355	$35,801
Less: accumulated amortization	(30,227)	(29,975)
Total	$4,128	$5,826

Amortization expense for the three months ended September 30, 2021 and 2020 amounted to $476 and $511, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 amounted to $1,482 and $993, respectively.

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

(v)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares.

	As of September 30, 2021	As of December 31, 2020
Cost of investment	$577,035	$66,484
Dividend income from Greenpro Capital Corp.	-	160,062
Unrealized holding (loss) gain	(374,900)	350,137
Exchange rate effect	(1,491)	352
Investment in marketable securities	$200,644	$577,035

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

Unreserved Sdn Bhd	As of September 30, 2021	As of December 31, 2020
Investment in non-marketable securities	$-	$730,637
Less: Sale of investment in non-marketable securities	-	(730,637)
Investment in non-marketable securities	$-	$-

Phoenix Plus Corporation
Cost of investment	$1,500	$1,500

Total	$1,500	$1,500

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of September 30, 2021	As of December 31, 2020
Professional fees	$166,980	$297,636
Promotion expenses	35,921	37,433
Payroll	22,329	23,976
Commissions	229,022	224,711
Others	53,873	63,921
Total	$508,125	$647,677

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

Name of Related Party	Relationship	Nature	As of September 30, 2021	As of December 31, 2020

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,218	$2,227
Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	4,777	996
Redboy Pictures Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy Pictures Sdn Bhd	Expenses paid for Redboy Pictures Sdn Bhd	4,152	-
TH3 Technology Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also the director of TH3 Technology	Expenses paid for TH3 Technology	-	12
Total			$11,147	$3,235

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of September 30, 2021	As of December 31, 2020

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company	ATP Printing label fees	$-	$455
Total			$-	$455

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Name of Related Party	Relationship	Nature	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sale of products	$-	$13,654
Total			$-	$13,654

Other Income

Name of Related Party	Relationship	Nature	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$1,428	$1,443
Total			$1,428	$1,443

Name of Related Party	Relationship	Nature	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$4,357	$1,443
Total			$4,357	$1,443

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2021 and December 31, 2020, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of September 30, 2021 and December 31, 2020, there were 1,000,000,000 common stocks authorized and 376,452,047 shares issued and outstanding.

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2021 and December 31, 2020.

Non-controlling interest

As of September 30, 2021 and for the three and nine months ended September 30, 2021, no material transactions of non-controlling interest occurred from the operating results from ASL as the Company holds approximately 99.99% of the equity interest in ASL, non-controlling interests that present in ASL is $0 and therefore not presented separately in the accompanying unaudited condensed consolidated financial statements.

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Tax jurisdictions from:
Local – United States	$(117,272)	$(96,606)	$(321,567)	$(400,776)
Foreign – Malaysia	(257,590)	719,561	(727,265)	1,033,341
Foreign – Hong Kong	(210,946)	(149,977)	(502,760)	(170,030)
(Loss) income before income tax	$(585,808)	$472,978	$(1,551,592)	$462,535

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

The benefit of (provision for) income taxes consisted of the following:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Current:
- Local	$-	$-	$(22,205)	$-
- Foreign	(63,792)	(20,381)	(104,977)	(20,381)

Deferred:
- Local	-	-	-	-
- Foreign	78,335	(37,560)	131,634	(171,627)
Benefit of (provision for) income tax	$14,543	$(57,941)	$4,452	$(192,008)

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

For the three and nine months ended September 30, 2021 and 2020, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

For the nine months ended September 30, 2021, the Company re-visited its fiscal 2020 U.S. income taxes and determined its stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 were subject to Subpart F and GILTI taxes. As a result, the Company incurred additional income taxes expenses of $22,205, including interest and penalty of $395, for the nine months ended September 30, 2021, after utilizing its estimated cumulative net operating losses (“NOL”) of $312,608 as of December 31, 2020. As a result, the Company’s deferred tax assets of estimated NOL of $65,648 were fully utilized and reduced to $0.

As of September 30, 2021 and December 31, 2020, the operations in the United States of America incurred approximately $344,000 and $0, respectively, of cumulative NOL which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of September 30, 2021 and December 31, 2020 were approximately $72,000 and $0, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings Sdn Bhd. are governed by the income tax laws of Malaysia and the income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and nine months ended September 30, 2021 and RM 500,000 (or approximately $125,000) income for the three and nine months ended September 30, 2020, with the remaining balance being taxed at the 24% rate.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of September 30, 2021	As of December 31, 2020
Deferred tax assets:
Net operating loss carry forwards in U.S.	$72,192	$-
Net operating loss carry forwards in Malaysia	152,553	62,678
Less: valuation allowance	(72,192)	-
Deferred tax liabilities:
Depreciation	(28,187)	(68,421)
Deferred tax assets (liabilities), net	$124,366	$(5,743)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2021 and December 31, 2020, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended September 30, 2021 and 2020. $395 and $0 in penalties and interest incurred related to underpayment of income taxes for the nine months ended September 30, 2021 and 2020, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2021 and 2020, no customer accounted for 10% or more of the Company’s total revenues. For the nine months ended September 30, 2021 and 2020, no customer accounted for 10% or more of the Company’s total revenues.

There is no account receivable balance as of September 30, 2021. As of December 31, 2020, receivables from a third-party e-commerce company accounted for approximately 100.0% of the balance of accounts receivable.

(b) Major vendors

For the three months ended September 30, 2021, two vendors accounted for 69.3% and 26.5% of the Company’s total purchases. For the three months ended September 30, 2020, two vendors accounted for 63.7% and 36.3% of the Company’s total purchases.

For the nine months ended September 30, 2021, three vendors accounted for 74.3%, 14.1% and 10.0% of the Company’s total purchases. For the nine months ended September 30, 2020, two vendors accounted for approximately 66.6% and 33.4% of the Company’s total purchases.

There are no accounts payable balance as of September 30, 2021 and December 31, 2020.

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended September 30, 2021, one sales distributor accounted for 17.8% of the Company’s total commission expense. For the three months ended September 30, 2020, two sales distributors accounted for approximately 10.5% and 10.3% of the Company’s total commission expense.

For the nine months ended September 30, 2021, one sales distributor accounted for 19.4% of the Company’s total commission expense. For the nine months ended September 30, 2020, no sales distributor accounted for 10% or more of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2021 and December 31, 2020, $841,836 and $1,112,147 were deposited with financial institutions, respectively, $509,027 and $563,788 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

On May 31, 2021, the Company entered into two separate two-year leases extension with the modified lease expiring May 31, 2023 for its office space and expiring August 31, 2023 for its training center. The lease modification required the Company to re-measure the ROU assets and lease liabilities based on the modified leases. The Company recognized a reduction of $3,259 in ROU assets and lease liabilities upon lease modifications based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

As of September 30, 2021, the weighted remaining term of the lease is approximately 1.79 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending September 30,	Operating lease liabilities
2022	$159,866
2023	120,411
Thereafter	-
Total lease payments	280,277
Less: interest	(13,695)
Present value of lease liabilities	$266,582

Rent expense for the three months ended September 30, 2021 and 2020 was $44,344 and $58,793, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $135,865 and $111,465, respectively.

Purchase commitments

The total future minimum purchase commitment under a non-cancellable purchase contract as of September 30, 2021 for the next five years and thereafter is as follows:

Twelve months ending September 30,	Minimum purchase
2022	$693,900
2023	693,900
2024	693,900
2025	693,900
2026	693,900
Thereafter	867,375
Total minimum purchase commitments required	$4,336,875

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

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunisation Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country was administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunisation Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of October 31, 2021, over 75% of the country’s population have been fully vaccinated.

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

19. SUBSEQUENT EVENT

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

Results of Operation

For the three months ended September 30, 2021 and 2020

Revenue

We generated revenue of $201,284 for the three months ended September 30, 2021 as compared to $1,413,063 for the three months ended September 30, 2020, representing a significant decrease of $1,211,779 or approximately 85.8%. The significant decrease was mainly due to the COVID-19 situation in Malaysia which has turned more severe in the quarter ended September 30, 2021 as compared to the corresponding period in 2020. As such, it has adversely affected us. From CMCO, the entire country was again placed under full lockdown effective May 12, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily since October 3, 2021. As of October 31, 2021, over 75% of the country’s population have been fully vaccinated. The lockdowns disrupted much of our operational activities, which led to the significant decrease in revenue for the three months ended September 30, 2021 as compared to the same period in 2020. Economically, the prolonged pandemic will adversely affect the purchasing power of consumers in Malaysia.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 amounted to $36,663 as compared to $186,891 for the three months ended September 30, 2020, representing a significant decrease of $150,228 or approximately 80.4%. The cost of revenue comprised freight-in, cost of goods purchased, and packing materials. The significant decrease in cost of revenue for the three months ended September 30, 2021 as compared to the same period in 2020, was in line with the significant decrease in our revenues. As explained in the above, much of our operational activities was disrupted as a result of the resurgence of COVID-19 infection and movement control orders imposed in Malaysia as explained above.

Gross Profit

Gross profit for the three months ended September 30, 2021 amounted to $164,621 as compared to $1,226,172 for the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 was approximately 81.8% as compared to approximately 86.8% for the three months ended September 30, 2020. As explained in the above, the decrease in gross profit was attributed to the significant decrease in revenue due to the disruption of our operational activities. In its effort to boost sales, the Company also lowered its product gross margin during the quarter. The Company did not achieve the results that we initially forecasted due to the severity of the COVID-19 situation in the Malaysia as explained above.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for the three months ended September 30, 2021 amounted to $82,854 as compared to $159,292 for the three months ended September 30, 2020, a decrease of $76,438 or approximately 48.0%. The decrease was mainly due to fewer promotional activities performed in the face of the severity of the COVID-19 pandemic.

Commission expenses

Commission expenses were $76,817 and $300,957 for the three months ended September 30, 2021 and 2020, respectively, representing a significant decrease of $224,140 or approximately 74.5%. The significant decrease in commission expenses was in line with the significant decrease in revenue.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 amounted to $369,946, as compared to $355,274 for the three months ended September 30, 2020, representing an increase of $14,672 or approximately 4.1%. The increase was mainly due to the increase of professional fees for the preparation of the Company’s U.S. tax return.

Other (Expenses) Income

For the three months ended September 30, 2021, we recorded an amount of $220,812 as other expenses, net as compared to $62,329 other income, net for the three months ended September 30, 2020, representing a significant decrease of $283,141 or approximately 454.3%. The net other expenses of $220,812 incurred during the three months ended September 30, 2021 comprised of other expense of $11,643 and unrealized holding loss on marketable securities of $209,169. The net other income of $62,329 incurred during the three months ended September 30, 2020 comprised other income of $86,748 and unrealized holding loss on marketable securities of $24,419.

Benefit of (Provision for) Income Taxes

We recognized benefit of income taxes $14,543 and provision for income taxes $57,941 for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, we mainly recognized our ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits. On the other hand, during the three months ended September 30, 2020, we generated taxable income in ASL that was subjected to a unified 24% income tax rate.

Net (Loss) Income

We incurred a net loss of $571,265 for the three months ended September 30, 2021, from a net income of $415,037 for the three months ended September 30, 2020, a decrease of $986,302, predominately due to reasons as discussed above.

For the nine months ended September 30, 2021 and 2020

Revenue

We generated revenue of $806,850 for the nine months ended September 30, 2021 as compared to $2,936,925 for the nine months ended September 30, 2020, representing a significant decrease of $2,130,075 or approximately 72.5%. It is to be noted that as between the two nine-months period, ASL contributed revenue throughout the entire nine months ended September 30, 2021, whereas ASL’s revenue contribution to us only began from April 1, 2020 to September 30, 2020, after the acquisition on May 8, 2020. For the period from January 1, 2020 to March 31, 2020, we were only making sales to our related party on wholesale basis when ASL placed the purchase orders. Despite a full nine months revenue contribution from ASL, which brought us a large group of customers in an established network marketing sales channel that has been in established in Malaysia for the past 15 years, the $2,130,075 reduction in revenue for the nine months ended September 30, 2021, was due to the COVID-19 situation in Malaysia which has turned more severe as explained above. From CMCO, the entire country was again placed under full lockdown effective May 12, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily since October 3, 2021. As of October 31, 2021, over 75% of the country’s population have been fully vaccinated. The lockdowns disrupted much of our operational activities, which led to the significant decrease in revenue for the nine months ended September 30, 2021 as compared to the same period in 2020. Economically, the prolonged pandemic will adversely affect the purchasing power of consumers in Malaysia.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2021 amounted to $149,877 as compared to $658,445 for the nine months ended September 30, 2020, representing a significant decrease of $508,568 or approximately 77.2%.

The cost of revenue comprised freight-in, cost of goods purchased, and packing materials. The significant decrease in cost of revenue for the nine months ended September 30, 2021 as compared to the same period in 2020, was in line with the significant decrease in our revenues. As explained in the above, much of our operational activities was disrupted as a result of the resurgence of COVID-19 infection and movement control orders imposed in Malaysia as explained above.

Gross Profit

Gross profit for the nine months ended September 30, 2021 amounted to $656,973 as compared to $2,278,480 for the nine months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 was approximately 81.4% as compared to approximately 77.6% for the nine months September 30, 2020. Gross margin for the two nine months period is less comparable due to (i) change in our business activities from wholesale business to retail activities effective April 1, 2020. Typically, selling our products directly to the customers in the network channel generates higher gross margins as compared to gross margins from our sales to our related party wholesales customers; and (ii) the adverse economic impact brought about by the COVID-19 pandemic. We had to adhere to the MCO which disrupted our operations for the nine months ended September 30, 2021.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for nine months ended September 30, 2021 amounted to $299,806 as compared to $268,648 for the nine months ended September 30, 2020, representing an increase of $31,158 or approximately 11.6%. The increase was mainly due to selling expenses incurred for the nine months ended September 30, 2021 encompassed selling expenses incurred by ASL for the entire nine months period, whereas selling expenses for the corresponding period last year in connection to ASL’s retail activities only began form April 1, 2020 to September 30, 2020 after its acquisition on May 8, 2020. The Company incurred higher salaries and benefits expenses for the current nine months period, as it represented a full nine months from January 1, 2021 to September 30, 2021, but lower other selling expenses as compared to the corresponding period last year where we incurred selling expenses from ASL from April 1, 2020 to September 30, 2020.

Commission expenses

Commission expenses were $258,030 and $683,455 for the nine months ended September 30, 2021 and 2020, respectively, representing a significant decrease of $425,425 or approximately 62.2%. The significant decrease in commission expenses was in line with the decrease in revenue as our sales activities was disrupted due to the many lockdowns imposed by the government of Malaysia as a direct result of the resurgence of COVID-19 infections in Malaysia as explained above.

General and administrative expenses

General and administrative (“G&A”) expenses for nine months ended September 30, 2021, amounted to $1,094,042 as compared to $1,029,052 for the nine months ended September 30, 2020, an increase of $64,990 or approximately 6.3%. G&A expenses for nine months ended September 30, 2021 encompassed G&A expenses incurred by ASL for the entire nine months period, whereas G&A expenses for the corresponding period last year in connection to ASL’s retail activities only began from April 1, 2020 to September 30, 2020, after its acquisition on May 8, 2020.

G&A expenses increased marginally, by approximately 6.3%, as most G&A expenses incurred for the nine months ended September 30, 2020 were directly related to the acquisition of ASL, which exercise was completed in April in 2020. The expenses were therefore not expected to recur.

G&A expenses for the nine months ended September 30, 2021 comprised of professional fees of $303,880 for legal counsel, auditor, and financial reporting consultant in the U.S. and Hong Kong, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliant, salary and employee benefit expenses of $464,494, rental expenses of $135,865, depreciation expenses of $56,919 and other general and administrative expenses of $132,884.

G&A expenses for the nine months ended September 30, 2020 comprised of professional fees of $486,870 for legal counsel, auditor, and financial reporting consultant in the U.S. and Hong Kong, to strengthen our current Securities and Exchange Commission (“SEC”) listing reporting documents and continue to stay compliant, salary and employee benefit expenses of $275,068, rental expenses of $111,465, travelling expenses for our CEO for potential business developments of $34,000, depreciation expenses of $36,524 and other general and administrative expenses of $85,125.

Provision for doubtful accounts

Provision for doubtful accounts were $121,686 and $0 for the nine months ended September 30, 2021 and 2020, respectively, a significant increase of $121,686 or 100.0%. The provision for doubtful accounts was in respect of prepayments to a supplier. As the prepayments remain outstanding for over a year, the likelihood of recovering the prepayments is remote.

Other Income (Expenses)

For the nine months ended September 30, 2021, we recorded an amount of $435,089 as other expenses, net, as compared to $165,210 other income, net, for the nine months ended September 30, 2020, representing a significant decrease of $600,299 or approximately 363.4%. The net other expenses of $435,089 incurred during the nine months ended September 30, 2021 comprised of other expenses of $60,189 and unrealized holding loss on marketable securities of $374,900. The net other income of $165,210 recognized during the nine months ended September 30, 2020 comprised other income of $62,963 and unrealized holding gain on marketable securities of $102,247.

Benefit of (Provision for) Income Taxes

We recorded benefit of income taxes $4,452 and provision for income taxes $192,008 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we mainly recognized our ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits. On the other hand, during the nine months ended September 30, 2020, we generated taxable income in ASL that was subjected to a unified 24% income tax rate.

Net Income (Loss)

We had net loss of $1,547,140 for the nine months ended September 30, 2021, compared with net income of $270,527 for the nine months ended September 30, 2020, , mainly due to reasons as discussed above.

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

On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country is administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily since beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of October 31, 2021, over 75% of the country’s population have been fully vaccinated.

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

We currently operate primarily in Malaysia and anticipate expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. When the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, we will set up offices in the countries in which we operate to better service our customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the remaining period of 2021 and in 2022.

As of September 30, 2021, we had working capital of $3,307,503 consisting of cash in bank of $847,773 and time deposits of $2,032,119 as compared to working capital of $4,645,729 consisting of cash in bank of $1,112,147 and time deposits of $2,391,182 as of December 31, 2020. In assessing our liquidity, we monitor and analyze our cash on-hand and our operating expenditure commitments. Our liquidity needs are to meet our working capital requirements and operating expenses obligations. We believe we will have sufficient resource to fund our working capital needs for the next 12 months from the date of issuance of this Form 10-Q.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(541,440)	$(743,670)
Net cash (used in) provided by investing activities	(3,970)	1,276,114
Net cash (used in) provided by financing activities	(23,280)	21,104
Effect of exchange rate on cash and cash equivalents	(68,233)	45,585
Net change in cash and cash equivalents	$(636,923)	$599,133

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $541,440 and were mainly comprised of the net loss of $1,547,140, deferred tax benefit of $131,634, decrease in prepayments and deposits of $4,309, decrease in customer deposits of $44,044, payment of operating lease liabilities of $111,460 and decrease in other payables and accrued liabilities of $123,082. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $58,401, amortization of operating right-of-use assets of $112,678, unrealized holding loss on marketable securities of $374,900, inventories write-down of $36,636, provision for doubtful accounts of $121,598, decrease in accounts receivables of $168,019, decrease in inventories of $90,580, refund in prepaid taxes of 431,224 and decrease in income tax payables of $26,193.

Net cash used in operating activities for the nine months ended September 30, 2020 was $743,670 and were predominately comprised of the non-cash income on unrealized holding gain on marketable securities of $102,247, increase in accounts receivables of $271,876, increase in amount due from a related party of $1,443, increase in prepaid taxes of $123,507, decrease in customer deposits of $1,268,487, payment of operating lease liabilities of $69,021 and decrease in accounts payable of $2,804. The net cash used in operating activities was mainly offset by net income of $270,527, non-cash depreciation and amortization expense of $37,517, amortization of operating right-of-use assets of $70,047, deferred tax provision of $171,586, decrease in inventories of $132,939, decrease in prepayments and deposits, including related party of $245,496, and increase in other payables and accrued liabilities of $167,603.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $3,970, which was in respect of purchase of equipment.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $1,276,114, which were in respect of cash and cash equivalents acquired through acquisition of ASL of $1,210,818 and partial proceeds collected from the sale of our non-marketable securities of $70,173, offset by purchase of equipment and intangible assets of $4,877.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $23,280 which were mainly comprised of payment of deferred offering cost of $15,210 and advances to related parties of $8,070.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $21,104 which were mainly comprised of repayments from related parties of $224,342 offset by payment of deferred offering cost of $203,238.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of September 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2021: (i) we did not have sufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) we lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures; lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) we do not have adequate segregation of duties and effective risk assessment. Lack of segregation of duties and effective risk assessment may cause us to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of System and Data Security Access: (a) authorization of new operating system-level user accounts created was not formally documented, (b) periodic review and recertification of application, operating system, and database users and the user access rights was not performed, (c) procedures for periodic review and analysis of application, operating system, and database-level audit logs were not documented or performed, manually or through the use of software tools, (d) mandatory password settings, such as minimum length, complexity, reset frequency, failed log-in attempts, password history, etc., were not deployed; and (vi) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 12, 2021
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 12, 2021
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

