Form 10-K
period 2021-12-31
Agape ATP Corp
filed 2022-03-28
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

$914,950,575.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2022
Common Stock, $0.0001 par value	75,452,012

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation, a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia. .

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited, a company incorporated in Hong Kong.

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn. Bhd., a network marketing entity incorporated in Malaysia.

Agape Superior Living Sdn. Bhd. is a limited company incorporated on August 8, 2003, under the laws of Malaysia.

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn, Bhd. (“WATP”), a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle.

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

The Company and its subsidiaries are principally engaged in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body and various wellness programs.

The accompanying consolidated financial statements reflect the activities of the Company, AATP LB, AATP HK, WATP, ASL and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3), and DSY Wellness.

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Wellness ATP International Holdings Sdn, Bhd	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

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

Via ASL, the Company offers three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

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

To further its reach in the Health and Wellness Industry, on November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

ATP
AGAPE ATP
ÉNERGÉTIQUE™
HYALURONIC ACID
SERUM
HYDRATION
16 X 2.0ML
5
QUINTUPLE
ACTION
UNIQUE
HYALO
HYALO
HYALO
HYALO
ÉNERGÉTIQUE

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

Benefits

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

Future Plans

As at the date of this report, the number of COVID-19 cases have hit over 447 million worldwide with approximately 6.0 million lives lost.

It has been approximately 2 years since the declaration of the COVID-19 pandemic, the lethargy brought about by the pandemic to the world populace, countries and governments is immense.

As of March 2022, Malaysia stands at position 26 as the country with the highest COVID-19 cases as recorded under the coronavirus statistics of the “worldometer”. Total COVID-19 cases in Malaysia hit approximately 3.6 million and associated fatality of 33, 228. These figures are huge relative to the small size economy of the country. We are witnessing the adverse impact on the purchasing power of consumers in Malaysia, where our products are mainly sold as a direct result of the prolonged pandemic. Revenue of ASL, our subsidiary that is principally involved in network marketing decreased significantly for the year ended December 31, 2021 as compared to the same period in 2020.

Our immediate plans will be: (i) to bring the operational activities of ASL to pre-pandemic levels, to record higher revenue and profits. As businesses continues to be digitized, we will further capitalize on the e-commerce trading platform provided by Vettons Sdn. Bhd. to perform e-marketing and e-trading of our products to members, as well as online e-recruitment of new members; and (ii) to activate WATP whose principal activity is in promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle. We will focus on developing customer centric programs, prioritizing high level engagements for a speedier and more tangible outcome.

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies. The establishment of DSY Wellness is a further expansion of our business into the health and wellness industry. The independent third party readily owns 33 proprietary formulas for treating non-communicable disease which he has agreed to bring into the company for joint commercialization. The independent third party also has existing clients receiving traditional complimentary medicine or “TCM” in Indonesia and Thailand.

While the COVID-19 pandemic subsists, we will concentrate our resources in developing our businesses in Malaysia where most of our activities are concentrated. DSY Wellness will expand its businesses in the state of Penang and Johor in the short term. At time opportune, when the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, service centers will be set up in Indonesia and Thailand. Together with ASL and WATP, this has the potential for the development of wellness tourism. As the products and services offerings of the Company widens beyond the sale of health products via network marketing, any overseas expansion could generate multiplier effect to the Company’s income and profitability, which the Company will capitalize. It is the Company’s ultimate aim to partake in all the lucrative areas of the health and wellness ecosystem as far as possible, to carve a niche in the health and wellness industry.

Marketing

Leveraging on information technology, we will continue to build our brand image to create brand awareness to penetrate the marketplace and attract customers. For the Company’s network marketing business, we have a corporate website which introduces and promotes our products and services, enable e-trading and e-recruitment of members. Going forward, we will use our corporate website more extensively to market all our products and services. We will utilize marketing related search engines to attract potential clients to our website. In financial year 2020, we have also synched-up with Vettons Sdn. Bhd, an e-merchant to further our reach through e-commerce. On February 1, 2021, Mr. How Kok Choong, the CEO and director of the Company, was appointed as the non-executive Chairman of Vettons Sdn Bhd. Vettons Sdn. Bhd became our related party since then.

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

With the incorporation of DSY Wellness, much cross-selling and up-selling will be deployed for a more comprehensive products and services offerings to our customers. As discussed above, the multiplier effect of a wide products and services offerings to the Company’s revenue stream and bottom line is huge.

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

We believe that the principal competitive factors in our type of market include the quality of health supplements, the efficacies of the health supplements, strength and depth of relationships with clients, the ability to identify the changing needs and requirements of prospective clients, and the scope of services. Through utilizing our competitive strengths, we believe that we have a competitive edge over other competitors due to the breadth of our product offerings, one stop convenience, pricing, our services, our reputation and product safety. As discussed, the prolonged pandemic has eroded much of the purchasing power of the Malaysian community. The last year has seen consumers shifting to more affordable goods and services. As nations start to accept COVID-19 as endemic, we will target our resources to regain our operational activities to pre-pandemic level. Next, we will develop and enlarge our market share in the Malaysian market and potentially further into the overseas market.

The Company’s latest investment in TCM is comparatively a less competitive health and wellness segment, especially at a time when non-communicable disease is on the rise. The independent third party whom we joint venture with is an accredited practitioner in TCM in Malaysia.

Customers

Our customer base from our network marketing sales channel stood at 128,235 members as at December 31, 2021. We will rework our product-mix and pricing to help our distributors and members to strengthen and widen their sales network. We will also capitalize the existing customer base to build the wellness and wellbeing lifestyle community to enhance WATP’s business, and for our TCM products and services offerings.

Employees

The following table sets forth the number of employees by function as of the date of this annual report:

Function	Number of employees

Senior Management	3
Business Development Department	3
Corporate Affairs Department	3
Finance Department	6
Human Resources Department	4
Operations Department	9
Product Development Department	5
Sales & Marketing Department	3
Total	36

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

For the year ended December 31, 2021, we purchased $28,969 and $27,707 from two of our major suppliers, represented approximately 47.3% and 45.2%, respectively, of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major suppliers and our continuous supplier-customer relationships with them. Our heavy reliance on our major suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

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

In connection with the audit of our consolidated financial statements as of December 31, 2021, we and our independent registered public accounting firms identified six “material weaknesses”, and other control deficiencies including significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the Company were: (i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of adequate segregation of duties and effective risk assessment, which in turn may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Change management policies and procedures have not been developed. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of Third-Party (Service Organization) Vendor Management – (a) service evaluation and qualification assessment of third-party vendors were not performed for the year ended December 31, 2021 and (b) Management was not able to provide evidence of their review of their service providers’ SOC 1 and SOC 2, or ISO 27001 certificate reports and therefore unable to provide evidence of their review of the physical security and environmental controls in place at IP Serverone cloud server (which the Company’s financial system is hosted on; (vi) we lack of the following internal control procedures in relation of User Account Management – (a) Evidence relating to the authorization of database administrator user accounts and access was not preserved for the MLM System during the year ended December 31, 2021 and (b) Evidence relating to periodic recertification of MLM and SQL Finance System end user are privileged accounts and related access rights were preserved during the year ended December 31, 2021; (vii) we lack of the following internal control procedures in relation of Audit Logs and Segregation of Duty (“SOD”) Management – (a) MLM-DB level system/audit logs were not preserved. Procedures for periodic review and analysis of application (“AP”), operating system (“OS”), and database (“DB”) level audit logs were not established and performed and (b) An SOD conflict was identified, where administrative rights to AP, OS and DB levels of the MLM system were assigned to the CTO and (viii) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

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

As a public company, we will become subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act, or SOX 404, will require that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K and in our quarterly report on Form 10-Q if we are qualified as an accelerated filer. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

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

In recent years, there have been outbreaks of epidemics in various countries, including Malaysia. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19), which has spread rapidly to many parts of the world, including Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia for prolong periods.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the fiscal year 2022. We may have to record downward adjustments or impairment in the fair value of investments in the fiscal year 2022, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

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

Holders

As of December 31, 2021, we had 290,460,047 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,220 record holders of our Common Stock.

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212) 828-843.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the twelve months ended December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Years Ended December 31,
	2021	2020

Revenue	$1,016,962	$3,452,621
Net income (loss) attributable to Agape ATP Corporation	$(2,524,244)	$354,766
Net income (loss) per share – (basic and diluted)	$(0.01)	$0.00

	As of December 31,
	2021	2020

Total assets	$4,724,535	7,210,607
Total liabilities	$1,312,841	$1,285,773

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation, a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia. .

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited, a company incorporated in Hong Kong.

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn. Bhd., a network marketing entity incorporated in Malaysia.

Agape Superior Living Sdn. Bhd. is a limited company incorporated on August 8, 2003, under the laws of Malaysia.

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn, Bhd. (“WATP”), a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle.

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

Via ASL, the Company offers three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

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

To further its reach in the Health and Wellness Industry, on November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

Results of Operation

For the years ended December 31, 2021 and 2020

Revenue

We generated revenue of $1,016,962 for the year ended December 31, 2021 as compared to $3,452,621 for the year ended December 31, 2020, representing a significant decrease of $2,435,659 or approximately 70.5%. It is to be noted that as between the two fiscal years, ASL, with its large group of customers in an established network marketing sales channel that has been in established in Malaysia for the past 15 years, contributed revenue throughout the entire year ended December 31, 2021, whereas ASL’s revenue contribution to us only began from April 1, 2020 to December 31, 2020, after its acquisition on May 8, 2020. For the period from January 1, 2020 to March 31, 2020, we were only making sales to our related party on wholesale basis when ASL placed the purchase orders.

Despite a full year revenue contribution from ASL for the year ended December 31, 2021, the Company’s revenue decreased significantly due to the COVID-19 situation in Malaysia. From the date of declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO to the date of this report, Malaysia has been put through intermittent lockdowns of various degree of seriousness such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”).

The lockdowns disrupted much of our operational activities, which led to the significant decrease in revenue for the year ended December 31, 2021 as compared to the same period in 2020. As of March 2022, Malaysia stands at position 26 as the country with the highest COVID-19 cases as recorded under the coronavirus statistics of the “worldometer”. Total COVID-19 cases of the country hit approximately 3.6 million and associated fatality of 33, 228. These figures are large relative to the small size economy of the country. The prolonged pandemic has adversely affected the purchasing power of consumers in Malaysia.

Cost of Revenue

Cost of revenue for the year ended December 31, 2021 amounted to $297,333 as compared to $775,855 for the year ended December 31, 2020, representing a significant decrease of $478,522 or approximately 61.7%.

The cost of revenue comprised of freight-in, cost of goods purchased, and packing materials. The significant decrease in cost of revenue for the year ended December 31, 2021 as compared to the same period in 2020, was in line with the significant decrease in our revenues. As explained in the above, much of our operational activities was disrupted as a result of the resurgence of COVID-19 infection and movement control orders imposed in Malaysia.

Gross Profit

Gross profit for the year ended December 31, 2021 amounted to $719,629 as compared to $2,676,766 for the year ended December 31, 2020. Gross margin for the year ended December 31, 2021 was approximately 70.8% as compared to approximately 77.5% for the year ended December 31, 2020.

In view of the significant drop in revenue, the Company offered promotional discounts to our customers with the aim to promote sales, which reduced the gross margin for the year ended December 31, 2021.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for the year ended December 31, 2021 amounted to $394,682 as compared to $376,582 for the year ended December 31, 2020, an increase of $18,100 or approximately 4.8%. The increase was mainly due to selling expenses incurred by ASL for the year ended December 31, 2021 for the entire year, whereas selling expenses for the corresponding period last year in connection to ASL’s network marketing activities only began from April 1, 2020 to December 31, 2020 after its acquisition. The Company incurred higher salaries and benefits expenses for the current year, as it represented a full year from January 1, 2021 to December 31, 2021, but lower other selling expenses, such as credit card processing fees, promotional expenses, events expenses, and travelling expenses from our sales team, as compared to the corresponding period last year for 9 months only from April 1, 2020 to December 31, 2020.

Commission expenses

Commission expenses were $316,267 and $830,659 for the years ended December 31, 2021 and 2020, respectively, representing a significant decrease of $514,392 or approximately 61.9%. The significant decrease in commission expenses was in line with the significant decrease in revenue.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 amounted to $1,745,734, as compared to $1,627,660 for the year ended December 31, 2020, representing an increase of $118,074 or approximately 7.3%. The increase was mainly due to general and administrative expenses incurred by ASL for the year ended December 31, 2021 for the entire year, whereas general and administrative expenses for the corresponding period last year in connection to ASL’s network marketing activities only began from April 1, 2020 to December 31, 2020 after its acquisition. The Company incurred higher salaries and benefits expenses for the current year, as it represented a full year from January 1, 2021 to December 31, 2021, but lower other general and administrative expenses, such as professional expenses and office expenses, as compared to the corresponding period of last year for 9 months only from April 1, 2020 to December 31, 2020.

Other (Expenses) Income

For the year ended December 31, 2021, we recorded an amount of $529,045 as other expenses, net as compared to $674,482 other income, net for the year ended December 31, 2020, representing a change of $1,203,527, or approximately 178.4%, in other income. The net other expenses of $529,405 incurred during the year ended December 31, 2021 comprised of other expense of $42,753, unrealized holding loss on marketable securities of $505,231 and dividend income from marketable securities of $18,939. The net other income of $674,482 incurred during the year ended December 31, 2020 comprised of other income of $164,283, unrealized holding gain on marketable securities of $350,137 and dividend income from marketable securities of $160,062.

Provision for Income Taxes

We had a provision for income taxes of $137,067 and a provision for income taxes of $161,581 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we had provision for income taxes of $114,862 due to certain permanent items required for the income taxes provision in Malaysia jurisdiction after our Malaysia local tax audit and had provision for income taxes of $22,205 on U.S. GILTI taxes provision. On the other hand, during the year ended December 31, 2020, we generated taxable income in ASL that was subjected to a unified 24% income tax rate.

Net (Loss) Income

We incurred a net loss of $2,524,680 for the year ended December 31, 2021, from a net income of $354,766 for the year ended December 31, 2020, a change of $2,879,446, predominately due to reasons as discussed above.

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

On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country is administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily since beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of March 6, 2022, over 78.9% of the country’s population have been fully vaccinated, with a further 46.0% having received booster shot.

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

We are currently operating primarily in Malaysia and anticipate expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. When the pandemic has subsided or is over and restrictions on travelling between nations are uplifted, we will set up offices in the countries in which we operate to better service our customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in 2022.

As of December 31, 2021, we had working capital of $2,599,281 consisting of cash in bank of $554,864 and time deposits of $1,975,347 as compared to working capital of $4,645,729 consisting of cash in bank of $1,112,147 and time deposits of $2,391,182 as of December 31, 2020. The company had a net loss 2,524,680 for the year end December 31, 2021 and accumulated deficit of $3,258,687 as of December 31, 2021 as compared to net income of $354,766 for the year ended December 31, 2021 and accumulated deficit of $734,443 as of December 31, 2020. In assessing our liquidity and going concern, management is projecting that the company’s revenue will revert to pre-pandemic level, generating sufficient cash therefrom to cover our operating expenses.

If we are unable to generate sufficient cash flow within the normal operating cycle of a twelve-month period to pay for its future payment obligations, we may have to consider supplementing our available sources of funds through the following sources:

●	other available sources of financing from Malaysia banks and other financial institutions; and

●	financial support from our related parties and shareholders.

Based on the above initiatives, management is of the opinion that the company shall have sufficient funds to meet its working capital requirements and debt obligations as they become due in the foreseeable future from the date of issuance of this Form 10-K. However, there is no assurance that management will be successful in its plans.

The following summarizes the key components of our cash flows for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020

Net cash used in operating activities	$(845,842)	$(557,951)
Net cash (used in) provided by investing activities	(3,959)	1,276,200
Net cash used in financing activities	(19,061)	(22,091)
Effect of exchange rate on cash and cash equivalents	(50,890)	76,985
Net change in cash and cash equivalents	$(919,752)	$773,143

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $845,842 and were mainly comprised of the net loss of $2,524,680, dividend income from marketable securities of $18,939, the increase in prepayments and deposits of $128,363, and the payment of operating lease liabilities of $138,143. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $77,758, amortization of operating right-of-use assets of $139,451, the unrealized holding loss on marketable securities of $505,231, the non-cash deferred tax expense of $10,127, inventories write-down of $36,241, provision for doubtful accounts of $121,514, the decrease of accounts receivables of $167,566, the decrease in inventories of $192,713, the refund in prepaid taxes of $430,062, the increase in customer deposits of $52,981, the increase in income tax payables of $3,988, and the increase in other payables and accrued liabilities of $226,651.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $3,959, the amount entirely for the purchase of equipment.

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

Financing activities

Net cash used in financing activities for the year ended December 31, 2021 was $19,061, mainly comprised of payment of deferred offering cost of $15,210 and advances to related parties of $3,851.

Net cash used in financing activities for the year ended December 31, 2020 was $22,091 which were mainly comprised of payment of deferred offering cost of $249,525 offset by repayments from related parties of $227,434.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2021,:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of adequate segregation of duties and effective risk assessment, which in turn may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Change management policies and procedures have not been developed. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of Third-Party (Service Organization) Vendor Management – (a) service evaluation and qualification assessment of third-party vendors were not performed for the year ended December 31, 2021 and (b) Management was not able to provide evidence of their review of their service providers’ SOC 1 and SOC 2, or ISO 27001 certificate reports and therefore unable to provide evidence of their review of the physical security and environmental controls in place at IP Serverone cloud server (which the Company’s financial system is hosted on; (vi) we lack of the following internal control procedures in relation of User Account Management – (a) Evidence relating to the authorization of database administrator user accounts and access was not preserved for the MLM System during the year ended December 31, 2021 and (b) Evidence relating to periodic recertification of MLM and SQL Finance System end user are privileged accounts and related access rights were preserved during the year ended December 31, 2021; (vii) we lack of the following internal control procedures in relation of Audit Logs and Segregation of Duty (“SOD”) Management – (a) MLM-DB level system/audit logs were not preserved. Procedures for periodic review and analysis of application (“AP”), operating system (“OS”), and database (“DB”) level audit logs were not established and performed and (b) An SOD conflict was identified, where administrative rights to AP, OS and DB levels of the MLM system were assigned to the CTO and (viii) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

To further strengthen the Company’s internal controls, we plan to initiate the following measures going forward:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	58	Chief Executive Officer, President, Secretary, Treasurer, Director
Mohd Shaharuddin Bin Abdullah	66	Director
Andrew Lee Kam Fan	60	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

How Kok Choong - President, Chief Executive Officer, Secretary, Treasurer, Director

Mr. How is primarily responsible for overall development and business strategies, financial, administrative and human resources affairs of the Company. Mr. How has more than 20 years of experience in the senior management roles in the health and wellness industry. From 1987 to 2016, Mr. How was with the San Hin Group of Companies and his last position held was the group chief executive officer for the group. Since August 2003, Mr. How began to work for AGAPE Superior Living International Group as the global president, and continues to hold this position. Further, since September 2009, Mr. How has been serving as president for TH3 Holdings Sdn Bhd, company specialized in IT, academics, online education, mobile Apps, e-Commerce and digital marketing. Mr. How obtained a master’s degree and a doctorate degree in Business Administrative from Newport University, USA in December 1997 and December 2000, respectively. In Malaysia, Mr. How Kok Choong was recognized by the Junior Chamber Malaysia (JCM) as an Outstanding Young Malaysian 2003, and was awarded the title of Justice of Peace of Malaysia since 2005. Mr. How Kok Choong received the Outstanding Asian Community Contribution Award in 2011, Malaysia Top Team 50 Enterprise Award in 2011 and 2016, The Contributor Award (Medical and Health Research) in 2012, “Man of The Year” in Worldwide Excellence Award in 2015, “Man of The Year” in McMillan Global Award in 2016, The Distinguished Asia Pacific Outstanding Entrepreneur Lifetime Achievement Award in 2019, World Outstanding Chinese Entrepreneur Lifetime Award in 2019 and Certified Professional Trainer of The International Professional Managers Association in 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. How Kok Choong, the Chief Executive Officer, President, Secretary, Treasurer, Director of the Group received $275,210 and $203,431 as total salaries for the year ended December 31, 2021, and 2020 respectively. Mr. How Kok Choong had not received any (i) Stock compensation; (ii) Option awards, (iii) Non-equity incentive plan compensation, (iv) Non-qualified deferred compensation earnings and (v) Any other compensations.

Mr. Mohd Shaharuddin Bin Abdullah was appointed and entered into an employment agreement with the Company on January 12, 2021 and the employment agreement will take effect on the listing of our stock on NASDAQ Capital Market / New York Stock Exchange.

Mr. Andrew Lee Kam Fan was appointed and entered into an employment agreement with the Company on January 12, 2021. For the financial year ended December 31, 2021, Mr. Andrew Lee Kam Fan received $46,988 as total salary.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

Save except for Mr. Mohd Shaharuddin Bin Abdullah and Mr. Andrew Lee Kam Fan, we do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

As the Chief Executive Officer, President, Secretary, Treasurer, Director of the Group, Mr. How Kok Choong is paid a monthly salary of $22,934 (RM 95,000). His salary shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, the Company has 290,460,047 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, President, Chief Executive Officer, Secretary, Treasurer and Director; collectively this includes HKC Holdings Sdn. Bhd.*	243,216,637	83.73%	-	-	83.73%
Mohd Shaharuddin Bin Abdullah	-	-	-	-	-
Andrew Lee Kam Fan	-	-	-	-	-

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

In December 2021, there were share forfeiture agreements (the “Share Forfeiture Agreements”) between the Company and (i) HKC Talent Limited; (ii) various shareholders of the Company (the “Forfeiting Shareholders”), pursuant to which: (i) HKC Talent Limited had agreed to forfeiture of 41,750,000 shares of common stock of the Company, and

(ii) the Forfeiting Shareholders had agreed to forfeiture, in aggregate, 44,242,000 shares of common stock of the Company. Included in (ii) is 11,242,000 shares forfeited from HKC Holdings Sdn. Bhd, a company in which Mr. How Kok Choong, the CEO and director of the Company, is a shareholder. As a result, the outstanding shares was reduced by 85,992,000 shares of common stock.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company.

*HKC Holdings Sdn. Bhd. is owned and controlled by How Kok Choong who is our CEO and Director. As such, HKC Holdings Sdn Bhd is regarded a related party.

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

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Agape S.E.A. Sdn Bhd	VIE of Agape Superior Living Sdn Bhd, Mr. How Kok Choong, the CEO and director of the Company is the sole shareholder and director of Agape S.E.A. Sdn Bhd

Agape Superior Living Pty Ltd	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of Agape Superior Living Pty Ltd

Related parties	Relationships

Agape ATP (Asia) Limited	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also a director of Hostastay Sdn. Bhd.

Redboy Picture Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy Picture Sdn Bhd.

Vettons Sdn Bhd	Mr. How Kok Choong, the CEO and director of the Company is appointed as the non-executive Chairman of Vettons Sdn Bhd on February 1, 2021.

Related party balances as of December 31, 2021 and 2020 are as per table below:

Amount due from related parties

		As of December 31,
Name of Related Party	Nature	2021	2020

Agape ATP (Asia) Limited (“AATP Asia”)	Expenses paid for AATP Asia	$2,214	$2,227

Hostastay Sdn. Bhd. (“Hostastay”)	Sublease rent due from Hostastay	4,790	996

TH3 Technology Sdn Bhd	Expenses paid for TH3 Technology	-	12
Total		$7,004	$3,235

Amount due to a Related Party

		As of December 31,
Name of Related Party	Nature	2021	2020

Agape Superior Living Pty Ltd	ATP Label Printing Fees	$-	$455
Total		$-	$455

Related party transactions for years ended December 31, 2021 and 2020, are as per table below:

Related party transactions

Revenue

		For the years ended December 31,
Name of Related Party	Nature	2021	2020

Agape Superior Living Pty Ltd (“ASLPL”)	Sales of products	$-	$18,060
Vettons Sdn Bhd*	Sales of products made through its platform	6,625	-
Total		$6,625	$18,060

* During the year ended December 31, 2021, we had sales of $6,625 through the online platform owned by Vettons Sdn Bhd (“Vettons”). Vettons is a related party since Mr. How Kok Choong, our CEO and director, is appointed as the non-executive Chairman of Vettons Sdn Bhd on February 1, 2021.

Purchase

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2021	2020

DSY Wellness & Longevity Center Sdn Bhd	Dato’ Sri Yap Foo Ching @ Steve Yap, a director of DSY Wellness International Sdn Bhd, is also a director of DSY Wellness & Longevity Center Sdn Bhd.	Purchase	$718	$-
Total			$718	$-

Commission expense

		For the years ended December 31,
Name of Related Party	Nature	2021	2020

Mr. How Kok Choong*	Commission expense	$12,758	$10,740
Total		$12,758	$10,740

* Mr. How Kok Choong is the CEO and director of the Company.

Other income

		For the years ended December 31,
Name of Related Party	Nature	2021	2020

Hostastay Sdn. Bhd.	Sublease rental income due from Hostastay	$4,345	$2,881
Total		$4,345	$2,881

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Friedman LLP is our independent auditor and tax accountant for the year ended December 31, 2021 and 2020.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the years ended December 31,
	2021	2020

Audit fees	$395,000	$245,000
Tax fees	16,500	28,000
Total	$411,500	$273,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.2 (File No. 333-220144) on October 26, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: March 28, 2022

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer

Date: March 28, 2022	By:	/s/ Andrew Lee Kam Fan
LEE KAM FAN
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agape ATP Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2019

New York, New York

March 28, 2022

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $17,493 and $37,387 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2021 and 2020, respectively.)	$2,597,848	$3,517,600
Accounts receivable	-	172,757
Amount due from related parties	7,004	3,235
Inventories	375,535	589,814
Prepaid taxes (Included $1,357 and $11,330 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2021 and 2020, respectively.)	636,218	1,104,495
Prepayments and deposits	295,517	296,370
Total Current Assets	3,912,122	5,684,271

OTHER ASSETS
Property and equipment, net	215,799	298,309
Intangible assets, net	3,660	5,826
Operating right-of-use assets	237,718	394,141
Investment in marketable securities	89,001	577,035
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	264,735	249,525
Total other assets	812,413	1,526,336

TOTAL ASSETS	$4,724,535	$7,210,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,715	$-
Customer deposits	279,689	236,134
Operating lease liabilities	157,094	154,276
Other payables and accrued liabilities ($1,548 and $1,904 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of December 31, 2021 and 2020, respectively.)	858,355	647,677
Income tax payable	3,988	-
Amount due to a related party	-	455
Total Current Liabilities	1,312,841	1,038,542

NON-CURRENT LIABILITIES
Operating lease liabilities	$83,484	$241,488
Deferred tax liabilities	15,574	5,743
Total Non-current Liabilities	99,058	247,231

TOTAL LIABILITIES	$1,411,899	$1,285,773

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 290,460,047 and 376,452,047 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	29,046	37,645
Additional paid in capital	6,449,215	6,440,616
Accumulated deficit	(3,258,687)	(734,443)
Accumulated other comprehensive income	93,398	181,016
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	3,312,972	5,924,834

NON-CONTROLLING INTERESTS	(336)	-

TOTAL EQUITY	3,312,636	5,924,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,724,535	$7,210,607

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2021	2020

REVENUE	$1,016,962	$3,434,561
REVENUE – RELATED PARTY	-	18,060
TOTAL REVENUE	1,016,962	3,452,621

COST OF REVENUE	(297,333)	(775,855)

GROSS PROFIT	719,629	2,676,766

SELLING	(394,682)	(376,582)
COMMISSION	(316,267)	(830,659)
GENERAL AND ADMINISTRATIVE	(1,745,734)	(1,627,660)
PROVISION FOR DOUBTFUL ACCOUNTS	(121,514)	-
TOTAL OPERATING EXPENSES	(2,578,197)	(2,834,901)

LOSS FROM OPERATIONS	(1,858,568)	(158,135)

OTHER (EXPENSES) INCOME
Other (Expenses) Income, net	(42,753)	164,283
Unrealized holding (loss) gain on marketable securities	(505,231)	350,137
Dividend income from marketable securities	18,939	160,062
TOTAL OTHER (EXPENSES) INCOME, NET	(529,045)	674,482

(LOSS) INCOME BEFORE INCOME TAXES	(2,387,613)	516,347

PROVISION FOR INCOME TAXES	(137,067)	(161,581)

NET (LOSS) INCOME	(2,524,680)	354,766

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	436	-

NET (LOSS) INCOME ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,524,244)	$354,766

NET (LOSS) INCOME	$(2,524,680)	$354,766

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(87,615)	171,231

TOTAL COMPREHENSIVE (LOSS) INCOME	(2,612,295)	525,997

Less: Comprehensive loss attributable to non-controlling interests	(433)	-

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,611,862)	$525,997

(LOSS) EARNINGS PER SHARE
Basic and diluted	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	376,216,452	376,387,778

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK
	Number of shares	Par value	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	NON- CONTROLLING INTERESTS	TOTAL STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019	376,275,500	$37,628	$5,293,082	$(1,089,209)	$9,785	$-	$4,251,286
Net income	-	-	-	354,766	-	-	354,766
Issuance of common stock in connection with acquisition of Agape Superior Living Sdn Bhd	176,547	17	1,147,534	-	-	-	1,147,551
Foreign currency translation adjustment	-	-	-	-	171,231	-	171,231
Balance as of December 31, 2020	376,452,047	37,645	6,440,616	(734,443)	181,016	-	5,924,834
Forfeiture of common stock	(85,992,000)	(8,599)	8,599	-	-	-	-
Contributions from non-controlling interest shareholders	-	-	-	-	-	97	97
Net loss	-	-	-	(2,524,244)	-	(436)	(2,524,680)
Foreign currency translation adjustment	-	-	-	-	(87,618)	3	(87,615)
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the years ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,524,680)	$354,766
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	75,797	55,407
Amortization	1,961	1,505
Amortization of operating right-of-use assets	139,451	106,561
Unrealized holding loss (gain) on marketable securities	505,231	(350,137)
Dividend income from marketable securities	(18,939)	(160,062)
Deferred tax expense	10,127	178,329
Inventory write-down	36,241	-
Provision for doubtful accounts	121,514	-
Changes in operating assets and liabilities:
Accounts receivables	167,566	(165,149)
Amount due from a related party	-	(2,417)
Inventories	192,713	78,674
Prepaid taxes	430,062	184,985
Prepayments and deposits	(128,363)	352,577
Accounts payable	-	(2,804)
Customer deposits	52,981	(1,421,886)
Other payables and accrued liabilities	226,651	336,709
Operating lease liabilities	(138,143)	(105,009)
Income tax payables	3,988	-
Net cash used in operating activities	(845,842)	(557,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,959)	(4,734)
Purchase of intangible assets	-	(178)
Cash and cash equivalent acquired through acquisition of Agape Superior Living Sdn Bhd	-	1,210,818
Proceeds from sale of marketable securities	-	121
Proceeds from sale of non-marketable securities to a related party	-	70,173
Net cash (used in) provided by investing activities	(3,959)	1,276,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(15,210)	(249,525)
(Advances to) Repayments from related parties	(3,851)	227,434
Net cash used in financing activities	(19,061)	(22,091)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(50,890)	76,985

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(919,752)	773,143

CASH AND CASH EQUIVALENTS, beginning of year	3,517,600	2,744,457

CASH AND CASH EQUIVALENTS, end of year	$2,597,848	$3,517,600

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$326,838	$288,929
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Changes in right-of-use assets and lease liabilities due to lease modifications	$3,250	$-
Initial recognition of right-of-use assets and lease liabilities	$-	$483,343
Sale of non-marketable securities to a related party in exchange for acquisition payment of ASL	$-	$656,495
Issuance of common stock in exchange for acquisition payment of ASL	$-	$1,147,551

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation, a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia. .

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited, a company incorporated in Hong Kong.

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn. Bhd., a network marketing entity incorporated in Malaysia.

Agape Superior Living Sdn. Bhd. is a limited company incorporated on August 8, 2003, under the laws of Malaysia.

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn, Bhd. (“WATP”), a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle.

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

The Company and its subsidiaries are principally engaged in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body and various wellness programs.

The accompanying consolidated financial statements reflect the activities of the Company, AATP LB, AATP HK, WATP, ASL and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 3), and DSY Wellness.

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Wellness ATP International Holdings Sdn, Bhd	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

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

Via ASL, the Company offers three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

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

To further its reach in the Health and Wellness Industry, on November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

Principles of consolidation

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2021 and 2020, no allowance of doubtful accounts was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2021, and 2020, the company recorded $36,241 and $0 write-downs for inventory.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2021 and 2020, there was $121,514 and $0 allowance for the doubtful accounts recorded.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2021 and 2020, no impairment of long-lived assets was recognized.

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

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The core principle underlying the revenue recognition of this ASU allows the Company to recognize - revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time for the Company’s sale of health and wellness products.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the years ended December 31, 2021 and 2020, the Company recognized $15,209 and $170,431 as forfeited coupon income.

As of December 31, 2021, the Company had contracts for the sales of health and wellness products amounting to $183,816 which it is expected to fulfill within 12 months from December 31, 2021.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the years ended December 31, 2021 and 2020, revenues from health and wellness services are $7,543 and $0, respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Disaggregated information of revenues by products and services are as follows:

	For the years ended December 31,
	2021	2020

Survivor Select	$83,904	$149,897
Energized Mineral Concentrate	52,047	81,481
Ionized Cal-Mag	39,527	908,964
Omega Blend	222,718	495,567
BetaMaxx	208,043	156,550
Vege Fruit Fiber	65,757	1,755
Iron	28,114	133,389
Young Formula	52,425	653,631
Organic Youth Care Cleansing Bar	5,137	43,127
Mitogize	183,800	162,801
No. 1 MED	15,331	46,713
Energetique	25,574	253,396
Trim+	27,042	365,350
Total revenues – products	1,009,419	3,452,621
Health and Wellness services	7,543	-
Total revenues	$1,016,962	$3,452,621

Cost of revenue

Cost of revenue includes freight-in, the purchase cost of manufactured goods for sale to customers, and inventory write-downs. Cost of revenue amounted to $297,333 (including inventory write-downs of $36,241) and $775,855 for the years ended December 31, 2021 and 2020, respectively.

Shipping and handling

Shipping and handling charges amounted to $11,054 and $9,315 for the years ended December 31, 2021 and 2020, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $20,218 and $14,339 for the years ended December 31, 2021 and 2020, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $316,267 and $830,659 for the years ended December 31, 2021 and 2020, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $99,488 and $75,802 for the years ended December 31, 2021 and 2020, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. $395 and $0 penalties and interest incurred related to underpayment of income tax for the years ended December 31, 2021 and 2020, respectively.

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

Non-controlling interest

Non-controlling interest consists of 40% of the equity interests of DSY Wellness held by an individual and approximately 0.01% (2 ordinary shares out of 9,590,598 shares) of the equity interests of ASL held by two individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2021 and 2020, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31,
	2021	2020

Period-end MYR : US$1 exchange rate	4.18	4.02
Period-end HKD : US$1 exchange rate	7.80	7.75

	For the years ended December 31,
	2021	2020

Period-average MYR : US$1 exchange rate	4.14	4.20
Period-average HKD : US$1 exchange rate	7.77	7.76

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Leases

The Company adopts ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopts the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. Some of the Company’s leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in re-measurement of the right of use (“ROU”) assets and lease liabilities. Operating ROU assets and lease liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

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

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided majority of ASL’s purchases. Its equity at risk was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore, it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Accordingly, the accounts of SEA is consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of December 31,
	2021	2020

Current assets	$18,850	$48,717
Current liabilities	(51,272)	(53,573)
Net deficit	$(32,422)	$(4,856)

	As of December 31,
	2021	2020

Current assets:
Cash	$17,493	$37,387
Prepaid taxes	1,357	11,330
Total current assets	$18,850	$48,717

Current liabilities:
Accounts payable – intercompany	$49,724	$51,669
Other payables and accrued liabilities	1,548	1,904
Total current liabilities	$51,272	$53,573

Net deficit	$(32,422)	$(4,856)

The summarized operating results of the VIE’s are as follows:

	For the years ended December 31,
	2021	2020

Operating revenues	$-	$346,907
Gross profit	$-	$4,442
Loss from operations	$(21,966)	$(10,752)
Net loss	$(27,966)	$(24,014)

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. BUSINESS COMBINATION (CONT’D)

The following unaudited pro forma combined results of operations presents the Company’s financial results as if the acquisition of ASL had been completed on January 1, 2020. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that the Company would have recognized had we completed the transaction on January 1, 2020. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

For the year ended December 31, 2020

Revenue	$4,693,873
Cost of revenue	(875,708)
Gross profit	3,818,165
Total operating expenses	(3,839,184)
Loss from operations	(21,019)
Other income (expense), net	267,633
Income before income taxes	246,614
Provision for income taxes	(212,414)
Net income	$34,200
Net income per common share - basic and diluted	$0.00
Weighted average number of common shares outstanding - basic and diluted	376,452,047

5. CASH AND CASH EQUIVALENTS

As of December 31, 2021 and 2020 the Company had $2,597,848 and $3,517,600, respectively, of cash and cash equivalents, which consists of $554,864 and $1,112,147, respectively, of cash in banks and $1,975,347 and $2,391,182, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 1.10% to 1.25% per annum.

6. ACCOUNTS RECEIVABLE

	As of December 31,
	2021	2020
Accounts receivable	$-	$172,757
Allowance for doubtful accounts	-	-
Total	$-	$172,757

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2021	2020
Finished goods	$375,535	$589,814

For the years ended December 31, 2021 and 2020, the Company recognized $36,241 and $0 inventory write-down, respectively.

8. PREPAYMENTS AND DEPOSITS

	As of December 31,
	2021	2020
Receivables from sales distributors	$115,379	$35,302
Deposits to suppliers	301,233	261,068
Subtotal	416,612	296,370
Less: Provision for doubtful accounts	(121,095)	-
Total	$295,517	$296,370

Movements of allowance for doubtful accounts are as follows:

	For the years ended December 31,
	2021	2020
Beginning balance	$-	$-
Addition	121,514	-
Write off	-	-
Exchange rate effect	(419)	-
Ending balance	$121,095	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2021	2020
Computer and office equipment	$82,298	$81,437
Furniture & fixtures	122,185	126,966
Leasehold improvements	202,570	210,496
Vehicle	98,702	102,564
Subtotal	505,755	521,463
Less: accumulated depreciation	(289,956)	(223,154)
Total	$215,799	$298,309

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $75,797 and $55,407, respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of December 31,
	2021	2020
Computer software	$34,453	$35,801
Less: accumulated amortization	(30,793)	(29,975)
Total	$3,660	$5,826

Amortization expense for the years ended December 31, 2021 and 2020 amounted to $1,961 and $1,505, respectively.

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares

(v)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vi)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of December 31,
	2021	2020
Cost of investment	$577,035	$66,484
Dividend income from Greenpro Capital Corp.	18,939	160,062
Unrealized holding (loss) gain	(505,231)	350,137
Exchange rate effect	(1,742)	352
Investment in marketable securities	$89,001	$577,035

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

	As of December 31,
Unreserved Sdn Bhd	2021	2020
Investment in non-marketable securities	$-	$730,637
Less: Sale of investment in non-marketable securities	-	(730,637)
Investment in non-marketable securities	-	-

Phoenix Plus Corporation
Cost of investment	1,500	1,500

Total investment in non-marketable securities	$1,500	$1,500

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2021	2020
Professional fees	$436,541	$297,636
Promotion expenses	36,024	37,433
Payroll	22,669	23,976
Commission	219,721	224,711
Others	143,400	63,921

Total	$858,355	$647,677

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2021	2020

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$2,214	$2,227
Hostastay Sdn. Bhd. “Hostastay”	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	4,790	996
TH3 Technology Sdn Bhd “TH3 Technology”	Mr. How Kok Choong, the CEO and director of the Company is also the director of TH3 Technology	Expenses paid for TH3 Technology	-	12
Total			$7,004	$3,235

Amount due to a Related Party

Name of Related			As of December 31,
Party	Relationship	Nature	2021	2020

Agape Superior Living Pty Ltd “ASLPL”	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	ATP Label Printing Fees	$-	$455
Total			$-	$455

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Revenue

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2021	2020

Agape Superior Living Pty Ltd (“ASLPL”)	Mr. How Kok Choong, the CEO and director of the Company is a 51% shareholder and a director of ASLPL	Sales of products	$-	$18,060
Vettons Sdn Bhd*	Mr. How Kok Choong, the CEO and director of the Company is appointed as the non-executive Chairman of Vettons Sdn Bhd on February 1, 2021	Sales of products made through its platform	6,625	-
Total			$6,625	$18,060

*	During the year ended December 31, 2021, the Company had sales of $6,625 through the online platform owned by Vettons Sdn Bhd (“Vettons”). Vettons is a related party since Mr. How Kok Choong, the CEO and director of the Company is appointed as the non-executive Chairman of Vettons Sdn Bhd on February 1, 2021.

Purchase

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2021	2020

DSY Wellness & Longevity Center Sdn Bhd	Dato’ Sri Yap Foo Ching @ Steve Yap, a director of DSY Wellness International Sdn Bhd, is also a director of DSY Wellness & Longevity Center Sdn Bhd.	Purchase	$718	$-
Total			$718	$-

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2021	2020

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company.	Commission expense	$12,758	$10,740
Total			$12,758	$10,740

Other income

Name of Related Party			For the years ended December 31,
	Relationship	Nature	2021	2020

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$4,345	$2,881
Total			$4,345	$2,881

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2021 and 2020, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of December 31, 2021 and 2020, there were 1,000,000,000 common stocks authorized, 290,460,047 and 376,452,047 shares issued and outstanding, respectively.

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

In December 2021, there were share forfeiture agreements (the “Share Forfeiture Agreements”) between the Company and (i) HKC Talent Limited; (ii) various shareholders of the Company (the “Forfeiting Shareholders”), pursuant to which: (i) HKC Talent Limited had agreed to forfeiture of 41,750,000 shares of common stock of the Company, and (ii) the Forfeiting Shareholders had agreed to forfeiture, in aggregate, 44,242,000 shares of common stock of the Company. Included in (ii) is 11,242,000 shares forfeited from HKC Holdings Sdn. Bhd, a company in which Mr. How Kok Choong, the CEO and director of the Company, is a shareholder. As a result, the outstanding shares was reduced by 85,992,000 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2021 and 2020.

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of December 31,
	2021	2020
DSY Wellness:
Paid-in capital	$97	$-
Accumulated deficit	(436)	-
Accumulated other comprehensive income	3	-
	(336)	-
ASL	-	-
Total	$(336)	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES

The United States and foreign components of (loss) income before income taxes were comprised of the following:

	For the years ended December 31,
	2021	2020
Tax jurisdictions from:
Local – United States	$(706,659)	$(735,159)
Foreign – Malaysia	(1,064,314)	1,070,806
Foreign – Hong Kong	(616,640)	180,700
(Loss) income before income tax	$(2,387,613)	$516,347

The (provision for) benefit of income taxes consisted of the following:

	For the years ended December 31,
	2021	2020
Current:
- Local	$(22,205)	$-
- Foreign	(104,735)	16,748

Deferred:
- Local	-	-
- Foreign	(10,127)	(178,329)

Provision for income taxes	$(137,067)	$(161,581)

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

For the years ended December 31, 2021 and 2020, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

For the year ended December 31, 2021, the Company re-visited its fiscal 2020 U.S. income taxes and determined its stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 were subject to Subpart F and GILTI taxes. As a result, the Company incurred additional income taxes expenses of $22,205, including interest and penalty of $395, for the year ended December 31, 2021, after utilizing its estimated cumulative net operating losses (“NOL”) of $312,608 as of December 31, 2020. As a result, the Company’s deferred tax assets of estimated NOL of $65,648 were fully utilized and reduced to $0.

As of December 31, 2021 and 2020, the operations in the United States of America incurred approximately $729,000 and $0, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balance can be carried forward indefinitely. The deferred tax valuation allowance as of December 31, 2021 and 2020 were approximately $153,000 and $0, respectively.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the year ended December 31, 2021 and 2020, with the remaining balance being taxed at the 24% rate.

As of December 31, 2021 and 2020, the operations in the Malaysia incurred approximately $946,000 and $261,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $685,000 and $261,000 of the net operating loss carry forwards will expire in 2028 and 2027, respectively, if unutilized. The deferred tax valuation allowance as of December 31, 2021 and 2020 were approximately $217,000 and $0, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended December 31,
	2021		2020
U.S. statutory rate	21.0%		21.0%
Valuation allowance	(17.0)%		(4.0)%
Differential tax rate in Malaysia	3.0%		3.0%
Permanent difference	(12.7	)%(1)	11.3	%(2)
Effective tax rate	(5.7)%		31.3%

(1)	The amount comprised:

	-	6.2% being income derived in AATP HK that were not taxable in the Malaysia tax returns; and
	-	6.7% being expenses incurred in AATP LB, ASL, SEA, WATP, and DSY Wellness that are not deductible in the Malaysia tax return.

(2)	The amount comprised:

	-	10.2% being expenses incurred in AATP US that were not deductible in the Malaysia tax returns;
	-	0.2% being income derived in AATP HK that were not taxable in the Malaysia tax returns; and
	-	1.3% being expenses incurred in AATP LB, ASL, SEA and WATP that are not deductible in the Malaysia tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards in U.S.	$153,061	$-
Net operating loss carry forwards in Malaysia	227,106	62,678
Less: valuation allowance	(380,167)	-
Deferred tax liabilities:
Depreciation	(15,574)	(68,421)
Deferred tax liabilities, net	$(15,574)	$(5,743)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2021 and 2020, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended December 31, 2020 and 2020.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2021 and 2020, no customer accounted for 10% or more of the Company’s total revenues.

There are no accounts receivable balance as of December 31, 2021. As of December 31, 2020, receivables from a third-party e-commerce company accounted for approximately 100.0% of the total balance of accounts receivable.

(b) Major vendors

For the year ended December 31, 2021, two vendors accounted for approximately 47.3% and 45.2% of the Company’s total purchases, respectively. For the year ended December 31, 2020, two vendors accounted for approximately 74.1% and 25.9% of the Company’s total purchases. In November and December 2020, the Company received dividend of 23,330 shares of common stock of DSwiss, Inc., represents approximately 0.01% ownership that the Company accounted for as investment in marketable securities (See Note 11). DSwiss, Inc.’s wholly owned subsidiary is the vendor that accounted for the Company’s total purchases of approximately 47.3% and 74.1% for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, one vendor accounted for 100% of the total balance of accounts payable. There are no accounts payable balance as of December 31, 2020.

(c) Commission Expenses to Sales Distributors and Stockists

For the year ended December 31, 2021, one sales distributor accounted for 17.9% of the Company’s total commission expense.

For the year ended December 31, 2020, no sales distributor accounted for 10.0% of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2021 and 2020, $554,864 and $1,112,147 were deposited with financial institutions, respectively, $295,761 and $563,788 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

18. CONCENTRATIONS OF RISKS (CONT’D)

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

19. COMMITMENTS AND CONTINGENCIES

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

On May 31, 2021, the Company entered into two separate two-year leases extension with the modified lease expiring May 31, 2023 for its office space and expiring August 31, 2023 for its training center. The lease modification required the Company to re-measure the ROU assets and lease liabilities based on the modified leases. The Company recognized a reduction of $3,250 in ROU assets and lease liabilities upon lease modifications based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

As of December 31, 2021, the weighted remaining term of the lease is approximately 1.64 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending December 31,	Operating lease liabilities

2022	$166,426
2023	84,915
Thereafter	-
Total lease payments	251,341
Less: interest	(10,763)
Present value of lease liabilities	$240,578

Rent expense for the years ended December 31, 2021 and 2020 was $179,562 and $156,716, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. COMMITMENTS AND CONTINGENCIES (CONT’D)

COVID-19

Since the declaration of the COVID-19 a pandemic on March 11, 2020, by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister, Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunisation Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country was administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunisation Plan, fast inoculating its residents. COVID-19 infection started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population. The government is preparing to shift into an endemic COVID-19 phase where it will not impose wide lockdowns even if cases rise. As of March 6, 2022, over 78.9% of the country’s population have been fully vaccinated, with a further 46.0% having received booster shot.

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

20. SUBSEQUENT EVENTS

Forfeiture of Common Stock

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company.

