Form 10-Q
period 2022-03-31
Agape ATP Corp
filed 2022-05-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2022
Common Stock, $0.0001 par value	75,452,012

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $12,532 and $17,493 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2022 and December 31, 2021, respectively)	$2,441,891	$2,597,848
Accounts receivable	3,363	-
Amount due from related parties	4,757	7,004
Inventories	379,964	375,535
Prepaid taxes (Included $1,538 and $1,357 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2022 and December 31, 2021, respectively)	316,272	636,218
Prepayments and deposits	240,307	295,517
Total Current Assets	3,386,554	3,912,122

OTHER ASSETS
Property and equipment, net	$195,621	$215,799
Intangible assets, net	3,178	3,660
Operating right-of-use assets	205,532	237,718
Investment in marketable securities	71,064	89,001
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	264,735	264,735
Total Other Assets	741,630	812,413

TOTAL ASSETS	$4,128,184	$4,724,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,621	$13,715
Accounts payable – a related party	8,281	-
Customer deposits	106,146	279,689
Operating lease liabilities	163,857	157,094
Other payables and accrued liabilities ($1,822 and $1,548 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2022 and December 31, 2021, respectively)	742,438	858,355
Other payable – a related party	19,341	-
Income tax payable	4,320	3,988
Total Current Liabilities	1,058,004	1,312,841

NON-CURRENT LIABILITIES
Operating lease liabilities	$44,606	$83,484
Deferred tax liabilities	23,406	15,574
Total Non-current Liabilities	68,012	99,058

TOTAL LIABILITIES	$1,126,016	$1,411,899

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 and 290,460,047 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively	7,545	29,046
Additional paid in capital	6,470,716	6,449,215
Accumulated deficit	(3,557,784)	(3,258,687)
Accumulated other comprehensive income	81,375	93,398
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	3,001,852	3,312,972

NON-CONTROLLING INTERESTS	316	(336)

TOTAL EQUITY	3,002,168	3,312,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,128,184	$4,724,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2022	2021

REVENUE	$408,960	$301,780

COST OF REVENUE	(73,431)	(77,591)

GROSS PROFIT	335,529	224,189

SELLING	(114,611)	(116,114)
COMMISSION	(114,109)	(88,439)
GENERAL AND ADMINISTRATIVE	(379,041)	(362,146)
TOTAL OPERATING EXPENSES	(607,761)	(566,699)

LOSS FROM OPERATIONS	(272,232)	(342,510)

OTHER (EXPENSES) INCOME
Other income, net	11,485	4,457
Interest income	4,725	7,355
Unrealized holding (loss) gain on marketable securities	(17,670)	75,296
Exchange loss, net	(16,466)	(72,128)
TOTAL OTHER (EXPENSES) INCOME, NET	(17,926)	14,980

LOSS BEFORE INCOME TAXES	(290,158)	(327,530)

PROVISION FOR INCOME TAXES	(8,288)	(6,120)

NET LOSS	(298,446)	(333,650)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	651	-

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(299,097)	$(333,650)

NET LOSS	$(298,446)	$(333,650)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(12,023)	(38,284)

TOTAL COMPREHENSIVE LOSS	(310,469)	(371,934)

Less: Comprehensive income attributable to non-controlling interests	1	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(310,468)	$(371,934)

LOSS PER SHARE
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	123,231,575	376,452,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$5,924,834
Net loss	-	-	-	(333,650)	-	(333,650)
Foreign currency translation adjustment	-	-	-	-	(38,284)	(38,284)
Balance as of March 31, 2021	376,452,047	$37,645	$6,440,616	$(1,068,093)	$142,732	$5,552,900

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	21,501	-	-	-	-
Net loss	-	-	-	(299,097)	-	651	(298,446)
Foreign currency translation adjustment	-	-	-	-	(12,023)	1	(12,022)
Balance as of March 31, 2022	75,452,012	$7,545	$6,470,716	$(3,557,784)	$81,375	$316	$3,002,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(298,446)	$(333,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,707	19,170
Amortization	458	510
Amortization of operating right-of-use assets	39,079	37,606
Unrealized holding loss (gain) on marketable securities	17,670	(75,296)
Deferred tax provision (benefit)	7,832	(20,604)
Inventories write-down	-	36,809
Changes in operating assets and liabilities:
Accounts receivables	(3,363)	172,739
Amount due from related parties	2,207	-
Inventories	(4,429)	9,218
Prepaid taxes	319,946	174,705
Prepayments and deposits	53,176	4,762
Accounts payable	(93)	-
Accounts payable – a related party	8,281	-
Customer deposits	(173,543)	(50,353)
Operating lease liabilities	(38,987)	(37,074)
Other payables and accrued liabilities	(119,291)	(67,839)
Other payable – a related party	19,341	-
Income tax payable	333	-
Net cash used in operating activities	(151,122)	(129,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(6,423)
Net cash used in financing activities	-	(6,423)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(4,835)	(27,322)

DECREASE IN CASH AND CASH EQUIVALENTS	(155,957)	(163,042)

CASH AND CASH EQUIVALENTS, beginning of period	2,597,848	3,517,600

CASH AND CASH EQUIVALENTS, end of period	$2,441,891	$3,354,558

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$39,317	$128,963

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”), and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022.

The unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and its variable interest entity (“VIE”) over which the Company exercises control and, where applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and its VIE have been eliminated upon consolidation.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three months ended March 31, 2022, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of audited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, useful lives of intangible assets, impairment of long-lived assets, allowance for deferred tax assets, operating right-of-use assets, operating lease liabilities and uncertain tax position and impairment of investment in non-marketable securities. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2022 and December 31, 2021, no allowance of doubtful accounts was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended March 31, 2022 and 2021, the Company recognized inventory write-downs of $0 and $36,809, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2022 and December 31, 2021, there was $120,675 and $121,095 allowance for doubtful accounts recorded, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2022 and December 31, 2021, no impairment of long-lived assets was recognized.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three months ended March 31, 2022 and 2021, the Company recognized $953 and $7,111 as forfeited coupon income.

The Company had contracts for the sales of health and wellness products amounting to $21,047 which it is expected to fulfill within 12 months from March 31, 2022.,

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales of Health and Wellness services

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended March 31, 2022 and 2021, revenues from health and wellness services are $1,068 and $5,093 respectively.

Disaggregated information of revenues by products are as follows:

	For the three months ended
	March 31,
	2022	2021

Survivor Select	$8,812	$13,226
Energized Mineral Concentrate	-	43,892
Ionized Cal-Mag	48,090	21,813
Omega Blend	136,429	96,295
BetaMaxx	24,073	33,857
Iron	4,068	8,284
Young Formula	33,194	11,443
ATPR Mito +	111,321	36,695
No. 1 MED	-	4,122
Energetique	4,347	6,609
Trim+	3,471	20,451
Others – Products for the provision of complementary health therapies	34,087	-
Total revenues - products	407,892	296,687
Health and Wellness services	1,068	5,093
Total revenues - products and services	$408,960	$301,780

Cost of revenue

Cost of revenue for the three months ended March 31, 2022 of $73,431 comprised freight-in, purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. Cost of revenue for the three months ended March 31, 2021 of $77,591 comprised freight-in, purchase cost of manufactured goods for sale to customers and inventory write-downs of $36,809.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and handling

Shipping and handling charges amounted to $2,907 and $2,282 for the three months ended March 31, 2022 and 2021, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $0 and $7,937 for the three months ended March 31, 2022 and 2021, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $114,109 and $88,439 for the three months ended March 31, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plan were $28,012 and $25,967 for the three months ended March 31, 2022 and 2021, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the three months ended March 31, 2022 and 2021.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2022 and 2021, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2022	December 31, 2021

Period-end MYR : US$1 exchange rate	4.20	4.18
Period-end HKD : US$1 exchange rate	7.83	7.80

	For the three months ended March 31,
	2022	2021

Period-average MYR : US$1 exchange rate	4.20	4.08
Period-average HKD : US$1 exchange rate	7.81	7.76

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

3. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided majority of ASL’s purchases. Its equity at risk was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore, it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Accordingly, the accounts of SEA is consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	March 31, 2022	December 31, 2021

Current assets	$14,070	$18,850
Current liabilities	(51,198)	(51,272)
Net deficit	$(37,128)	$(32,422)

	As of
	March 31, 2022	December 31, 2021

Current assets:
Cash	$12,532	$17,493
Prepaid taxes	1,538	1,357
Total current assets	$14,070	$18,850

Current liabilities:
Accounts payable – intercompany	$49,376	$49,724
Other payables and accrued liabilities	1,822	1,548
Total current liabilities	$51,198	$51,272

Net deficit	$(37,128)	$(32,422)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The summarized operating results of the VIE’s are as follows:

	For the three months ended March 31,
	2022	2021
Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(4,942)	$(6,948)
Net loss	$(4,942)	$(11,861)

4. CASH AND CASH EQUIVALENTS

As of March 31, 2022 and December 31, 2021 the Company has $2,441,891 and $2,597,848, respectively, of cash and cash equivalents, which consists of $850,435 and $554,864, respectively, of cash in banks and $1,582,151 and $1,975,347, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits was 1.10% per annum for the three months ended March 31, 2022. The effective interest rate for the time deposits was 1.5% per annum for the three months ended March 31, 2021.

5. ACCOUNTS RECEIVABLE

	As of
	March 31, 2022	December 31, 2021

Accounts receivable	$3,363	$-
Allowance for doubtful accounts	-	-
Total accounts receivable	$3,363	$-

6. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2022	December 31, 2021

Finished goods	$379,964	$375,535

For the three months ended March 31, 2022, and 2021, the Company recognized inventory write-downs of $0 and $36,809 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PREPAYMENTS AND DEPOSITS

	As of
	March 31, 2022	December 31, 2021

Receivables from sales distributors	$118,243	$115,379
Deposits to suppliers	242,739	301,233
Subtotal	360,982	416,612
Less: Provision for doubtful accounts	(120,675)	(121,095)
Total	$240,307	$295,517

Movements of allowance for doubtful accounts are as follows:

	For the three months ended	For the year ended
	March 31, 2022	December 31, 2021

Beginning balance	$121,095	$-
Addition	-	121,514
Write off	-	-
Exchange rate effect	(420)	(419)
Ending balance	$120,675	$121,095

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	March 31, 2022	December 31, 2021

Computer and office equipment	$81,723	$82,298
Furniture & fixtures	121,332	122,185
Leasehold improvements	201,155	202,570
Vehicle	98,013	98,702
Subtotal	502,223	505,755
Less: accumulated depreciation	(306,602)	(289,956)
Total	$195,621	$215,799

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $18,707 and $19,170, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	March 31, 2022	December 31, 2021

Computer software	$34,212	$34,453
Less: accumulated amortization	(31,034)	(30,793)
Total	$3,178	$3,660

Amortization expense for the three months ended March 31, 2022 and 2021 amounted to $458 and $510, respectively.

10. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares

(v)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vi)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	March 31, 2022	December 31, 2021

Cost of investment	$89,001	$577,035
Dividend income from Greenpro Capital Corp.	-	18,939
Unrealized holding loss	(17,670)	(505,231)
Exchange rate effect	(267)	(1,742)
Investment in marketable securities	$71,064	$89,001

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INVESTMENT IN NON-MARKETABLE SECURITIES

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

	As of
Phoenix Plus Corporation	March 31, 2022	December 31, 2021

Cost of investment	$1,500	$1,500

Investment in non-marketable securities	$1,500	$1,500

12. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	March 31, 2022	December 31, 2021

Professional fees	$190,041	$436,541
Promotion expenses	42,214	36,024
Payroll	22,509	22,669
Commissions	257,202	219,721
Tax penalty	75,000	75,000
Others	155,472	68,400
Total	$742,438	$858,355

Certain amounts have been reclassified to conform to current period presentation.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Accounts payable

Name of Related Party	Relationship	Nature	As of March 31, 2022	As of December 31, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching @ Steve Yap, a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$8,281	$-
Total			$8,281	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party balances

Amount due from related parties

Name of Related Party	Relationship	Nature	As of March 31, 2022	As of December 31, 2021

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$-	$2,214
Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rent due from Hostastay	4,757	4,790
Total			$4,757	$7,004

Amount due to a Related Party

Name of Related Party	Relationship	Nature	As of March 31, 2022	As of December 31, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching @ Steve Yap, a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Rental due and expenses paid by DSYWLC	$19,341	$-
Total			$19,341	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Purchases

Name of Related			For the three months ended
Party	Relationship	Nature	March 31, 2022	March 31, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching @ Steve Yap, a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$12,012	$-
Total			$12,012	$-

Commission

Name of Related			For the three months ended
Party	Relationship	Nature	March 31, 2022	March 31, 2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$2,762	$3,351
Total			$2,762	$3,351

Office rental expense

Name of Related			For the three months ended
Party	Relationship	Nature	March 31, 2022	March 31, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching @ Steve Yap, a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Office rental expense	$5,719	$-
Total			$5,719	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Other income

Name of Related			For the Three Months Ended
Party	Relationship	Nature	March 31, 2022	March 31, 2021

Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay	Sublease rental income due from Hostastay	$-	$1,471
Total			$-	$1,471

14. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2022, and December 31, 2021, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of March 31, 2022, and December 31, 2021, there were 1,000,000,000 common stocks authorized, 75,452,012 and 290,460,047 shares issued and outstanding, respectively.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company. As a result, the outstanding shares was reduced by 215,008,035 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2022 and December 31, 2021.

15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	March 31, 2022	December 31, 2021
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings (Accumulated deficit)	215	(436)
Accumulated other comprehensive income	4	3
	316	(336)
ASL	-	-
Total	$316	$(336)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended March 31,
	2022	2021
Tax jurisdictions from:
Local – United States	$(106,426)	$(107,925)
Foreign – Malaysia	(165,063)	(291,692)
Foreign – Hong Kong	(18,669)	72,087
Loss before income tax	$(290,158)	$(327,530)

The provision for income taxes consisted of the following:

	For the three months ended March 31,
	2022	2021
Current:
- Local	$-	$-
- Foreign	(8,288)	(26,724)

Deferred:
- Local	-	-
- Foreign	-	20,604

Provision for income taxes	$(8,288)	$(6,120)

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

For the three months ended March 31, 2022 and 2021, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (CONT’D)

As of March 31, 2022 and December 31, 2021, the operations in the United States of America incurred approximately $835,000 and $729,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2022 and December 31, 2021 were approximately $175,000 and $153,000, respectively.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd. and DSY Wellness International Sdn. Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three months ended March 31, 2022 and 2021, with the remaining balance being taxed at the 24% rate.

As of March 31, 2022 and December 31, 2021, the operations in the Malaysia incurred approximately $1,123,000 and $946,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $995,000 of the net operating loss carry forwards will expire in 2031, if unutilized. The deferred tax valuation allowance as of March 31,2022 and December 31, 2021 were approximately $241,000 and $227,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (CONT’D)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	March 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forwards in U.S.	$175,439	$153,061
Net operating loss carry forwards in Malaysia	240,865	227,106
Less: valuation allowance	(416,304)	(380,167)
Deferred tax liabilities:
Depreciation	(23,406)	(15,574)
Deferred tax liabilities, net	$(23,406)	$(15,574)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2022 and December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended March 31, 2022 and 2021.

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2022, and 2021, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2022, nine individual customers accounted for 100.0% of the Company’s balance of accounts receivable. There was no accounts receivable balance as of December 31, 2021.

(b) Major vendors

For the three months ended March 31, 2022, two vendors accounted for approximately 84% and 16% of the Company’s total purchases, respectively. The Company did not purchase any goods from its suppliers for the three months ended March 31, 2021.

As of March 31, 2022, two vendors accounted for approximately 62% and 38% of the Company’s total balance of accounts payable, respectively. The vendor which accounted for 38% of the Company’s total balance of accounts payable is a related company, i.e. CTA Nutriceuticals (Asia) Sdn Bhd. As of December 31, 2021, one vendor accounted for 100% of the total balance of accounts payable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS (CONT’D)

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended March 31, 2022, no sales distributor accounted for 10% or more of the Company’s commission expense. For the three months ended March 31, 2021, one sales distributor accounted for approximately 10.2% of the Company’s commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2022, and December 31, 2021, $850,435 and $554,864 were deposited with financial institutions, respectively, $429,916 and $295,761 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

The weighted remaining term of the lease is approximately 1.42 years.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (CONT’D)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending March 31,	Operating lease liabilities

2023	$171,251
2024	45,114
Thereafter	-
Total lease payments	216,365
Less: interest	(7,902)
Present value of lease liabilities	$208,463

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of March 31, 2022, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $19,218.

Rent expense for the three months ended March 31, 2022 and 2021 was $50,481 and $45,961, respectively.

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

COVID-19

Since the declaration of the COVID-19 pandemic on March 11, 2020 by the World Health Organization or WHO, Malaysia has been put through various stages of lockdowns such as (1) full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory, (2) MCO were eased to a Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia and (3) CMCO were further relaxed to Recovery Movement Control Order (“RMCO”). On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. Intermittent lockdowns were imposed in various states and districts in the country. February 2021 marked a significant month for Malaysia as all frontline staff of the country, which comprised those in healthcare, police, the Volunteers Department of Malaysia, the Fire and Rescue Department of Malaysia and civil defense sectors were vaccinated. On February 16, 2021, Prime Minister Tan Sri Muhyiddin Yassin announced that a National COVID-19 Immunization Plan will be implemented for one year after February 2021, which 80% of the Malaysia population will be vaccinated to achieve herd immunization. On March 5, 2021, lockdowns in most part of the country was eased to a CMCO, nevertheless, COVID-19 cases in the country continue to rise. On May 12, 2021, Malaysia was again put under a full lockdown nationwide, until the earlier of (i) daily COVID-19 cases infection of the country fall below 4,000; (ii) intensive Unit Care, or ICU, wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The country was administering over 400,000 doses of COVID-19 vaccines daily. On July 17, 2021, the full lockdown was slightly eased as 13.9% of the Malaysian population was fully vaccinated, with another 30% having received at least one dose of the vaccine. The COVID-19 situation in the country showed no sign of abating. Kuala Lumpur and Selangor remained the epicenter of the latest wave of infections. Total COVID-19 cases in the country surpassed the one million mark on July 25, 2021, and daily cases hit a record high of 24,599 on August 26, 2021. Despite the deteriorating COVID-19 state, the government lifted Kuala Lumpur from

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (CONT’D)

Enhanced Movement Control Order (“EMCO”) ahead of schedule and ended the nationwide state of emergency on August 1, 2021. Parliament met for the first time this year on July 26, 2021. Malaysia pressed on with its National COVID-19 Immunization Plan, fast inoculating of its residents. COVID-19 infections started to drop below the 10,000 mark daily, beginning October 3, 2021. Effective October 11, 2021, interstate and international travel restrictions were lifted for residents who had been fully vaccinated against COVID-19 as the country achieved its target of inoculating 90% of its adult population.

Malaysia officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 to 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at similar levels year over year in 2022 and beyond.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 28, 2022, for the year ended December 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended March 31, 2022 and 2021

Revenue

We generated revenue of $408,960 for the three months ended March 31, 2022 as compared to $301,780 for the three months ended March 31, 2021, representing an increase of $107,180 or approximately 35.5%. It is to be noted that these are periods under the confines of the COVID-19 pandemic. The Company made progress in revenue generating as Malaysia, where the Company’s operations predominantly resides, is moving to a COVID-19 endemic phase with minimal restrictions on businesses and people movements in the country.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 amounted to $73,431 as compared to $77,591 for the three months ended March 31, 2021, representing a decrease of $4,160 or approximately 5.4%.

The cost of revenue for the three months ended March 31, 2022, comprised of freight-in, cost of goods purchased, and packing materials. The cost of revenue for the three months ended March 31, 2021, comprised of freight-in, cost of goods purchased, packing materials and inventory write-down of $36,809.

Gross Profit

Gross profit for the three months ended March 31, 2022 amounted to $335,529, representing a gross margin of 82.0% as compared to $224,189 for the three months ended March 31, 2021, equivalent to a gross margin of 74.3%. The increase in gross margin was due to a one-time inventory write-down of $36,809 in the three months ended March 31, 2021. There was no inventory write-down in the three months ended March 31, 2022.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended March 31, 2022 amounted to $114,611 as compared to $116,114 for the three months ended March 31, 2021, a minor reduction of $1,503 or approximately 1.3%. The Company’s selling expenses typically comprise salaries and benefits expenses which makes up as much as approximately 62% to 70% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $114,109 and $88,439 for the three months ended March 31, 2022 and 2021, respectively. The increase in commission expenses was in line with the increase in revenue.

General and administrative expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2022 amounted to $379,041, as compared to $362,146 for the three months ended March 31, 2021, an increase of $16,895 or approximately 4.7%. The Company’s G&A expenses typically comprise salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses. The increase in G&A expenses for the three months ended March 31, 2022 was mainly due to increase in salaries and benefits expenses for management and administrative staff.

Other Income (Expenses), Net

For the three months ended March 31, 2022, we recorded an amount of $17,926 as other expenses, net as compared to $14,980 as other income, net for the three months ended March 31, 2021, a change of $32,906 or approximately 219.7%.

The net other expenses of $17,926 incurred during the three months ended March 31, 2022 comprised foreign currency exchange loss of $16,466, unrealized holding loss on marketable securities of $17,670, other income of $4,725 and interest income of $11,485. The net other income of $14,980 generated during the three months ended March 31, 2021 comprised foreign currency exchange loss of $72,128, other income of $4,457, interest income of $7,355, and unrealized holding gain on marketable securities of $75,296.

Provision for Income Taxes

The Company recorded provision for income taxes of $8,288 and $6,120 for the three months ended March 31, 2022 and 2021, respectively. The Company’s provision for income taxes for the three months ended March 31,2022, was in respect of its operations in Malaysia. During the three months ended March 31, 2021, we did not generate any taxable income that is subjected to a unified 24% income tax rate in Malaysia. The tax provision was attributable to the under accrual of tax from year ended December 31, 2020.

Net Loss

Net loss reduced by $35,204 from net loss of $333,650 for the three months ended March 31, 2021 to net loss of $298,446 for the three months ended March 31, 2022, mainly due to reasons as discussed above.

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

Malaysia officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile the government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 to 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in 2022 and beyond.

The Company entered into a share forfeiture agreement with Mr How Kok Choong, the CEO and director of the Company on January 20, 2022 in which Mr How agreed to forfeit 215,008,035 shares of common stock of the Company. The forfeiture of shares has no effect on the Company’s liquidity and capital resources.

As of March 31, 2022, we had working capital of $2,328,550, consisting of cash in bank of $850,435 and time deposits of $1,582,151 as compared to working capital of $2,599,281 consisting of cash in bank of $554,864 and time deposits of $1,975,347 as of December 31, 2021.

Accumulated deficit of the company was $3,557,784 and $3,258,687, as of March 31, 2022 and December 31, 2021, respectively. In assessing our liquidity and going concern, management is projecting that the company’s revenue will revert to pre-pandemic level, generating sufficient cash therefrom to cover our operating expenses.

If we are unable to generate sufficient cash flow within the normal operating cycle of a twelve-month period to pay for the Company’s future payment obligations, we may have to consider supplementing our available sources of funds through the following avenues:

●	other available sources of financing from Malaysia banks and other financial institutions; and

●	financial support from our related parties and shareholders.

Based on the above initiatives, management is of the opinion that the company should have sufficient funds to meet its working capital requirements and debt obligations as they become due in the foreseeable future from the date of issuance of this Form 10-Q. However, there is no assurance that management will be successful in its plans.

The following summarizes the key components of our cash flows for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021

Net cash used in operating activities	$(151,122)	$(129,297)
Net cash used in financing activities	-	(6,423)
Effect of exchange rate on cash and cash equivalents	(4,835)	(27,322)
Net change in cash and cash equivalents	$(155,957)	$(163,042)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $151,122, comprised of net loss of $298,446, increase in accounts receivables of $3,363, increase in inventories of $4,429, decrease in accounts payable of $93, decrease in customer deposits of $173,543, decrease in other payables and accrued liabilities of $119,291, payment of operating lease liabilities of $38,987, offset by the non-cash depreciation and amortization expense of $19,165, amortization of operating right-of-use assets of $39,079, the non-cash expenses on unrealized holding loss on marketable securities of $17,670, deferred tax provision of $7,832, decrease in amount due from related parties of $2,207, decrease in prepaid taxes of $319,946, decrease in prepayments and deposits of $53,176, increase in accounts payable – a related party of $8,281, increase in other payable – a related party of $19,341 and increase in income tax payable of $333.

Net cash used in operating activities for the three months ended March 31, 2021 was $127,297, comprised of net loss of $333,650, the non-cash income on unrealized holding gain on marketable securities of $75,296, deferred tax benefit of $20,604, decrease in customer deposits of $50,353, decrease in other payables and accrued liabilities of $67,839, payment of operating lease liabilities of $37,074, offset by the non-cash depreciation and amortization expense of $19,680, amortization of operating right-of-use assets of $37,606, inventories write-down of $36,809, decrease in accounts receivables of $172,739, increase in inventories of $9,218, decrease in prepaid taxes of $174,705 and decrease in prepayments and deposits of $4,762.

Financing activities

There were no financing activities for the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2021, solely comprised of payment of deferred offering cost of $6,423.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk. Substantially most of our revenues are denominated in the Malaysian Ringgit while most of our expenses are denominated in U.S. dollar, Malaysian Ringgit and Hong Kong Dollar. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Although in general, our exposure to foreign exchange risks should be limited, the value of an investment in our Common Stock may be affected by the foreign exchange rate between U.S. dollar and Malaysian Ringgit; and U.S. dollar and Hong Kong Dollar because the value of our business is effectively denominated in Malaysian Ringgit and Hong Kong Dollar, while the Common Stock is traded in U.S. dollars.

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

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of March 31, 2022, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2022:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of adequate segregation of duties and effective risk assessment, which in turn may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Change management policies and procedures have not been developed. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of Third-Party (Service Organization) Vendor Management – (a) service evaluation and qualification assessment of third-party vendors were not performed for the period ended March 31, 2022 and (b) Management was not able to provide evidence of their review of their service providers’ SOC 1 and SOC 2, or ISO 27001 certificate reports and therefore unable to provide evidence of their review of the physical security and environmental controls in place at IP Serverone cloud server (which the Company’s financial system is hosted on; (vi) we lack of the following internal control procedures in relation of User Account Management – (a) Evidence relating to the authorization of database administrator user accounts and access was not preserved for the MLM System during the period ended March 31, 2022 and (b) Evidence relating to periodic recertification of MLM and SQL Finance System end user are privileged accounts and related access rights were preserved during the period ended March 31, 2022; (vii) we lack of the following internal control procedures in relation of Audit Logs and Segregation of Duty (“SOD”) Management – (a) MLM-DB level system/audit logs were not preserved. Procedures for periodic review and analysis of application (“AP”), operating system (“OS”), and database (“DB”) level audit logs were not established and performed and (b) An SOD conflict was identified, where administrative rights to AP, OS and DB levels of the MLM system were assigned to the CTO and (viii) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2022
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 13, 2022
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

