Form 10-K/A
period 2021-12-31
Agape ATP Corp
filed 2022-05-18
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Agape ATP Corporation (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on March 28, 2022 (the “Original Filing”), to include an assessment and effectiveness conclusion regarding disclosure controls and procedures to Item 9A.

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

As of December 31, 2021, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: May 18, 2022

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer

Date: May 18, 2022	By:	/s/ Andrew Lee Kam Fan
LEE KAM FAN
	Title:	Chief Financial Officer

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

