Form 10-Q/A
period 2021-09-30
Agape ATP Corp
filed 2022-07-05
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Agape ATP Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission on November 12, 2021 (the “Original Filing”), solely to include an assessment and effectiveness conclusion regarding disclosure controls and procedures to Item 4 of the Quarterly Report.

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

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as at September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Internal Control Over Financial Reporting

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

Date: July 5, 2022
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer,
President, Director, Secretary and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: July 5, 2022
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

