Form 10-K/A
period 2021-12-31
Agape ATP Corp
filed 2022-07-05
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Agape ATP Corporation (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (the “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on March 28, 2022 (the “Original Filing”), to include an assessment and effectiveness conclusion regarding disclosure controls and procedures to Item 9A.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: July 5, 2022

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Secretary, Treasurer, Director
Principal Executive Officer

Date: July 5, 2022	By:	/s/ Andrew Lee Kam Fan
LEE KAM FAN
	Title:	Chief Financial Officer

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

