Form 10-Q
period 2022-06-30
Agape ATP Corp
filed 2022-08-11
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2022
Common Stock, $0.0001 par value	75,452,012

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $7,626 and $17,493 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2022 and December 31, 2021, respectively)	$1,807,437	$2,597,848
Accounts receivable	214	-
Amount due from related parties	4,548	7,004
Inventories	346,744	375,535
Prepaid taxes (Included $1,744 and $1,357 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2022 and December 31, 2021, respectively)	339,999	636,218
Prepayments and deposits	178,697	295,517
Total Current Assets	2,677,639	3,912,122

OTHER ASSETS
Property and equipment, net	169,915	215,799
Intangible assets, net	2,601	3,660
Operating right-of-use assets	158,630	237,718
Investment in marketable securities	35,707	89,001
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	443,661	264,735
Total Other Assets	812,014	812,413

TOTAL ASSETS	$3,489,653	$4,724,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,519	$13,715
Accounts payable – a related party	14,407	-
Customer deposits	89,606	279,689
Operating lease liabilities	150,573	157,094
Other payables and accrued liabilities ($787 and $1,548 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2022 and December 31, 2021, respectively)	637,033	858,355
Other payable – a related party	2,082	-
Income tax payable	9,249	3,988
Total Current Liabilities	924,469	1,312,841

NON-CURRENT LIABILITIES
Operating lease liabilities	10,812	83,484
Deferred tax liabilities	17,975	15,574
Total Non-current Liabilities	28,787	99,058

TOTAL LIABILITIES	953,256	1,411,899

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 and 290,460,047 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively	7,545	29,046
Additional paid in capital	6,470,716	6,449,215
Accumulated deficit	(3,972,684)	(3,258,687)
Accumulated other comprehensive income	20,219	93,398
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	2,525,796	3,312,972

NON-CONTROLLING INTERESTS	10,601	(336)

TOTAL EQUITY	2,536,397	3,312,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,489,653	$4,724,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUE	$396,707	$303,786	$805,667	$605,566

COST OF REVENUE	(109,383)	(35,623)	(182,814)	(113,214)

GROSS PROFIT	287,324	268,163	622,853	492,352

SELLING	(79,587)	(100,838)	(194,198)	(216,952)
COMMISSION	(62,557)	(92,774)	(176,666)	(181,213)
GENERAL AND ADMINISTRATIVE	(451,363)	(361,862)	(830,404)	(724,008)
PROVISION FOR DOUBTFUL ACCOUNTS	-	(121,686)	-	(121,686)
TOTAL OPERATING EXPENSES	(593,507)	(677,160)	(1,201,268)	(1,243,859)

LOSS FROM OPERATIONS	(306,183)	(408,997)	(578,415)	(751,507)

OTHER (EXPENSES) INCOME
Other income (expenses), net	1,341	11,770	12,826	(48,546)
Interest income	3,526	-	8,251	-
Unrealized holding loss on marketable securities	(35,219)	(241,027)	(52,889)	(165,731)
Exchange loss, net	(67,417)	-	(83,883)	-
TOTAL OTHER EXPENSES, NET	(97,769)	(229,257)	(115,695)	(214,277)

LOSS BEFORE INCOME TAXES	(403,952)	(638,254)	(694,110)	(965,784)

PROVISION FOR INCOME TAXES	(392)	(3,971)	(8,680)	(10,091)

NET LOSS	(404,344)	(642,225)	(702,790)	(975,875)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	10,556	-	11,207	-

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(414,900)	$(642,225)	$(713,997)	$(975,875)

NET LOSS	$(404,344)	$(642,225)	$(702,790)	$(975,875)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(61,156)	(36,347)	(73,179)	(74,631)

TOTAL COMPREHENSIVE LOSS	(465,500)	(678,572)	(775,969)	(1,050,506)

Less: Comprehensive loss attributable to non-controlling interests	(271)	-	(270)	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(465,229)	$(678,572)	$(775,699)	$(1,050,506)

LOSS PER SHARE
Basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	75,452,012	376,452,047	100,397,696	376,452,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$5,924,834
Net loss	-	-	-	(333,650)	-	(333,650)
Foreign currency translation adjustment	-	-	-	-	(38,284)	(38,284)
Balance as of March 31, 2021	376,452,047	$37,645	$6,440,616	$(1,068,093)	$142,732	$5,552,900
Net loss	-	-	-	(642,225)	-	(642,225)

Foreign currency translation adjustment	-	-	-	-	(36,347)	(36,347)
Balance as of June 30, 2021	376,452,047	$37,645	$6,440,616	$(1,710,318)	$106,385	$4,874,328

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	21,501	-	-	-	-
Net loss	-	-	-	(299,097)	-	651	(298,446)
Foreign currency translation adjustment	-	-	-	-	(12,023)	1	(12,022)
Balance as of March 31, 2022	75,452,012	$7,545	$6,470,716	$(3,557,784)	$81,375	$316	$3,002,168
Net loss	-	-	-	(414,900)	-	10,556	(404,344)
Foreign currency translation adjustment	-	-	-	-	(61,156)	(271)	(61,427)
Balance as of June 30, 2022	75,452,012	$7,545	$6,470,716	$(3,972,684)	$20,219	$10,601	$2,536,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(702,790)	$(975,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,661	38,179
Amortization	897	1,006
Amortization of operating right-of-use assets	75,241	75,387
Unrealized holding loss on marketable securities	52,889	165,731
Deferred tax provision (benefit)	2,401	(53,299)
Inventory write-downs	-	36,636
Provision for doubtful accounts	-	121,686
Changes in operating assets and liabilities:
Accounts receivables	(214)	169,393
Amount due from related parties	2,201	-
Inventories	28,790	80,969
Prepaid taxes	296,219	448,054
Prepayments and deposits	102,099	(15,120)
Accounts payable	7,804	-
Accounts payable – a related party	14,407	-
Customer deposits	(175,936)	(60,618)
Operating lease liabilities	(75,200)	(74,399)
Other payables and accrued liabilities	(166,137)	(129,355)
Amount due to a related party	2,081	-
Income tax payable	5,261	36,877
Net cash used in operating activities	(493,326)	(134,748)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(750)	(1,220)
Net cash used in investing activities	(750)	(1,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(178,926)	(14,160)
Advances to related parties	-	(2,428)
Net cash used in financing activities	(178,926)	(16,588)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(117,409)	(64,244)

DECREASE IN CASH AND CASH EQUIVALENTS	(790,411)	(216,800)

CASH AND CASH EQUIVALENTS, beginning of period	2,597,848	3,517,600

CASH AND CASH EQUIVALENTS, end of period	$1,807,437	$3,300,800

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$77,117	$249,583

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Changes in right-of-use assets and lease liabilities due to lease modifications	$-	$3,286

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and six months ended June 30, 2022, SEA, the only VIE of the Company has no significant operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2022 and December 31, 2021, no allowance of doubtful accounts was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the six months ended June 30, 2022 and 2021, the Company recognized inventory write-downs of $0 and $36,636, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2022 and December 31, 2021, there was $120,372 and $121,095 allowance for doubtful accounts recorded, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2022 and December 31, 2021, no impairment of long-lived assets was recognized.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three months ended June 30, 2022 and 2021, the Company recognized $4,824 and $4,115, as forfeited coupon income, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $5,777 and $11,226, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $16,084 which it is expected to fulfill within 12 months from June 30, 2022.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended June 30, 2022 and 2021, revenues from health and wellness services were $30,072 and $653 respectively. For the six months ended June 30, 2022 and 2021, revenues from health and wellness services were $31,139 and $5,746 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Survivor Select	$13,941	$24,415	$22,753	$37,641
Energized Mineral Concentrate	-	8,291	-	52,183
Ionized Cal-Mag	14,278	18,485	62,368	40,298
Omega Blend	42,747	89,066	179,177	185,361
Beta Maxx	23,564	55,943	47,637	89,800
Iron	3,118	8,431	7,186	16,715
Young Formula	1,075	14,458	34,269	25,901
Organic Youth Care Cleansing Bar	-	2,990	-	2,990
ATPR Mito+	76,605	70,148	187,926	106,843
Lipomask	-	4,279	-	8,401
Hyaluronic Acid Serum	1,698	1,362	3,006	3,353
Mousse Facial Cleanser	4,355	3,042	7,394	7,660
Trim+	2,765	2,223	6,236	22,674
Others – Products for the provision of complementary health therapies	182,101	-	216,188	-
Others	388	-	388	-
Total revenues - products	366,635	303,133	774,528	599,820
Health and Wellness services	30,072	653	31,139	5,746
Total revenues - products and services	$396,707	$303,786	$805,667	$605,566

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2022 were $109,383, and $182,814, respectively, and comprised freight-in, purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. Cost of revenue for the three months and six months ended June 30, 2021, were $35,623, and $113,214, respectively, and comprised freight-in, purchase cost of manufactured goods for sale to customers. For the six months ended June 30, 2021, cost of revenue also included inventory write-downs of $36,636.

Shipping and handling

Shipping and handling charges amounted to $4,272 and $2,990 for the three months ended June 30, 2022 and 2021, respectively. Shipping and handling charges amounted to $7,179 and $5,272 for the six months ended June 30, 2022 and 2021, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $4,765 and $8,721 for the three months ended June 30, 2022 and 2021, respectively. Advertising costs amounted to $4,765 and $16,658 for the six months ended June 30, 2022 and 2021, respectively. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $62,557 and $92,774 for the three months ended June 30, 2022 and 2021, respectively. Commission expenses amounted to $176,666 and $181,213 for the six months ended June 30, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plan were $35,936 and $27,067 for the three months ended June 30, 2022 and 2021, respectively. Total expenses for the plan were $63,408 and $53,034 for the six months ended June 30, 2022 and 2021, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest related to underpayment of income taxes were incurred for the three and six months ended June 30, 2022. $395 in penalties and interest related to underpayment of income taxes were incurred for the three and six months ended June 30, 2021.

The Company conducts much of its business activities in Hong Kong and Malaysia and is subject to tax in each of these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common stocks outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2022 and 2021, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2022	December 31, 2021

Period-end MYR : US$1 exchange rate	4.40	4.18
Period-end HKD : US$1 exchange rate	7.85	7.80

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Period-average MYR : US$1 exchange rate	4.37	4.13	4.28	4.10
Period-average HKD : US$1 exchange rate	7.85	7.77	7.83	7.76

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, or EGC, and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	June 30, 2022	December 31, 2021

Current assets	$9,370	$18,850
Current liabilities	(43,288)	(51,272)
Net deficit	$(33,918)	$(32,422)

	As of
	June 30, 2022	December 31, 2021

Current assets:
Cash	$7,626	$17,493
Prepaid taxes	1,744	1,357
Total current assets	$9,370	$18,850

Current liabilities:
Accounts payable – intercompany	$42,501	$49,724
Other payables and accrued liabilities	787	1,548
Total current liabilities	$43,288	$51,272

Net deficit	$(33,918)	$(32,422)

The summarized operating results of the VIE’s are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Profit (loss) from operations	$1,723	$(5,019)	$(3,219)	$(11,967)
Net income (loss)	$1,723	$1,912	$(3,219)	$(9,949)

4. CASH AND CASH EQUIVALENTS

As of June 30, 2022 and December 31, 2021 the Company has $1,807,437 and $2,597,848, respectively, of cash and cash equivalents, which consists of $666,779 and $554,864, respectively, of cash in banks and $1,134,542 and $1,975,347, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 1.10% to 1.17% per annum for the three and six months ended June 30, 2022. The effective interest rate for the time deposits ranged between 1.80% to 2.15% per annum for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, $319,994 and $295,761 of these balances are not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. ACCOUNTS RECEIVABLE

	As of
	June 30, 2022	December 31, 2021

Accounts receivable	$214	$-
Allowance for doubtful accounts	-	-
Total accounts receivable	$214	$-

6. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2022	December 31, 2021

Finished goods	$346,744	$375,535

For the three months ended June 30, 2022, and 2021, the Company did not recognize any inventory write-downs. For the six months ended June 30, 2022, and 2021, the Company recognized inventory write-downs of $0 and $36,636 respectively.

7. PREPAYMENTS AND DEPOSITS

	As of
	June 30, 2022	December 31, 2021

Receivables from sales distributors	$58,477	$115,379
Deposits to suppliers	240,592	301,233
Subtotal	299,069	416,612
Less: Provision for doubtful accounts	(120,372)	(121,095)
Total	$178,697	$295,517

Movements of allowance for doubtful accounts are as follows:

	For the six months ended June 30, 2022	For the year ended December 31, 2021

Beginning balance	$121,095	$-
Addition	-	121,514
Write off	-	-
Exchange rate effect	(723)	(419)
Ending balance	$120,372	$121,095

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	June 30, 2022	December 31, 2021

Computer and office equipment	$78,885	$82,298
Furniture & fixtures	116,004	122,185
Leasehold improvements	192,323	202,570
Vehicle	93,709	98,702
Subtotal	480,921	505,755
Less: accumulated depreciation	(311,006)	(289,956)
Total	$169,915	$215,799

Depreciation expense for the three months ended June 30, 2022 and 2021 amounted to $17,954 and $19,009, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $36,661 and $38,179, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	June 30, 2022	December 31, 2021

Computer software	$32,710	$34,453
Less: accumulated amortization	(30,109)	(30,793)
Total	$2,601	$3,660

Amortization expense for the three months ended June 30, 2022 and 2021 amounted to $439 and $496, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 amounted to $897 and $1,006, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVESTMENT IN MARKETABLE SECURITIES (Continued)

	As of
	June 30, 2022	December 31, 2021

Cost of investment	$89,001	$577,035
Dividend income from Greenpro Capital Corp.	-	18,939
Unrealized holding loss	(52,889)	(505,231)
Exchange rate effect	(405)	(1,742)
Investment in marketable securities	$35,707	$89,001

11. INVESTMENT IN NON-MARKETABLE SECURITIES

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

	As of
Phoenix Plus Corporation	June 30, 2022	December 31, 2021

Cost of investment	$1,500	$1,500

Investment in non-marketable securities	$1,500	$1,500

12. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2022	December 31, 2021
Professional fees	$142,622	$436,541
Promotion expenses	40,360	36,024
Payroll	54,018	22,669
Commissions	247,645	219,721
Tax penalty	75,000	75,000
Others	77,388	68,400
Total	$637,033	$858,355

Certain amounts have been reclassified to conform to current period presentation.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Accounts payable – related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of December 31, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$14,322	$-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Purchases of products for the provision of complementary health therapies	85	-
Total			$14,407	$-

Amount due from related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of December 31, 2021

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$-	$2,214
Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rent due from Hostastay	4,548	4,790
Total			$4,548	$7,004

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Amount due to related parties

Name of Related Party	Relationship	Nature	As of June 30, 2022	As of December 31, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Rental due and expenses paid by DSYWLC	$2,015	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of beauty products	67	-
Total			$2,082	$-

Related party transactions

Purchases

Name of Related			For the three months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$63,142	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	395	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	127	-
Total			$63,664	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Purchases

Name of Related			For the six months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$74,909	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	395	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	127	-
Total			$75,431	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

Name of Related			For the three months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	$69	$-
Total			$69	$-

Name of Related			For the six months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	$69	$-
Total			$69	$-

Commission

Name of Related			For the three months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$2,443	$-
Total			$2,443	$-

Name of Related			For the six months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$5,148	$-
Total			$5,148	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Office rental expense

Name of Related			For the three months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Office rental expense	$5,602	$-
Total			$5,602	$-

Name of Related			For the six months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Office rental expense	$11,203	$-
Total			$11,203	$-

Related party transactions

Other income

Name of Related			For the three months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rental income due from Hostastay	$-	$1,458
Total			$-	$1,458

Name of Related			For the six months ended
Party	Relationship	Nature	June 30, 2022	June 30, 2021

Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rental income due from Hostastay	$-	$2,929
Total			$-	$2,929

14. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2022, and December 31, 2021, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of June 30, 2022, and December 31, 2021, there were 1,000,000,000 common stocks authorized, 75,452,012 and 290,460,047 shares issued and outstanding, respectively.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company. As a result, the outstanding shares was reduced by 215,008,035 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2022 and December 31, 2021.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	June 30, 2022	December 31, 2021
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings (Accumulated deficit)	10,773	(436)
Accumulated other comprehensive (loss) income	(269)	3
	10,601	(336)
ASL	-	-
Total	$10,601	$(336)

16. INCOME TAXES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Tax jurisdictions from:
Local – United States	$(187,379)	$(96,370)	$(293,804)	$(204,295)
Foreign – Malaysia	(189,395)	(177,983)	(354,459)	(469,675)
Foreign – Hong Kong	(27,178)	(363,901)	(45,847)	(291,814)
Loss before income tax	$(403,952)	$(638,254)	$(694,110)	$(965,784)

The provision for income taxes consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Current:
- Local	$-	$(22,205)	$-	$(22,205)
- Foreign	(392)	(14,461)	(8,680)	(41,185)

Deferred:
- Local	-	-	-	-
- Foreign	-	32,695	-	53,299
Provision for income tax	$(392)	$(3,971)	$(8,680)	$(10,091)

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

For the three and six months ended June 30, 2022 and 2021, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of June 30, 2022 and December 31, 2021, the operations in the United States of America incurred approximately $914,000 and $620,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2022 and December 31, 2021 were approximately $192,000 and $130,000, respectively.

Malaysia

Changes to the Labuan Business Activity Tax Act (LBATA) 1990 which was gazetted and came into operation on January 1, 2019 mandates companies incorporated in Labuan to satisfy the “substantial activity requirements” to qualify for the preferential tax rate of 3% on net audited profit. Subsequently, on April 29, 2020, a circular setting out revisions to the “substantial activity requirements” was issued. As Agape ATP Corporation did not maintain a permanent establishment in Labuan, and therefore did not satisfy the said requirements, the company was subjected to tax at 24% on its net audited profit. On June 11, 2021, Agape ATP Corporation made an irrevocable election to be taxed under the Malaysian Income Tax Act 1967 as the elected tax regime is more tax efficient to the entity compare to LBATA.

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd. and DSY Wellness International Sdn. Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three months ended June 30, 2022 and 2021, with the remaining balance being taxed at the 24% rate.

As of June 30, 2022 and December 31, 2021, the operations in Malaysia incurred approximately $1,311,000 and $946,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $944,000 of the net operating loss carry forwards will expire in 2028, if unutilized. The deferred tax valuation allowance as of June 30, 2022 and December 31, 2021 were approximately $309,000 and $227,000, respectively.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction. As Agape ATP International Holding (HK) Limited is an investment holding company without operating activities, the net operating loss for Hong Kong is considered immaterial.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	June 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forwards in U.S.	$191,976	$130,277
Net operating loss carry forwards in Malaysia	309,415	227,106
Less: valuation allowance	(501,391)	(357,383)
Deferred tax liabilities:
Depreciation	(17,975)	(15,574)
Deferred tax liabilities, net	$(17,975)	$(15,574)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2022 and December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three and six months ended June 30, 2022 and 2021.

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended June 30, 2022, and 2021, no customer accounted for 10% or more of the Company’s total revenues. For the six months ended June 30, 2022, and 2021, no customer accounted for 10% or more of the Company’s total revenues.

As of June 30, 2022, one individual customer accounted for 100.0% of the Company’s balance of accounts receivable. There was no accounts receivable balance as of December 31, 2021.

(b) Major vendors

For the three months ended June 30, 2022, three vendors accounted for approximately 70%, 11% and 17% of the Company’s total purchases, respectively. For the six months ended June 30, 2022, two vendors accounted for approximately 46% and 43% of the Company’s total purchases, respectively. For the three and six months ended June 30, 2021, one vendor accounted for 100% of the Company’s total purchases.

As of June 30, 2022, three vendors accounted for approximately 36%, 40% and 20% of the Company’s total balance of accounts payable, respectively. The vendor which accounted for 40% of the Company’s total balance of accounts payable is a related company, i.e. CTA Nutriceuticals (Asia) Sdn Bhd. As of December 31, 2021, one vendor accounted for 100% of the total balance of accounts payable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended June 30, 2022, one sales distributor accounted for 10% of the Company’s commission expense. For the three months ended June 30, 2021, one sales distributor accounted for approximately 21.9% of the Company’s commission expense.

For the six months ended June 30, 2022, no sales distributor accounted for 10% or more of the Company’s commission expense. For the six months ended June 30, 2021, one distributor accounted for approximately 16.2% of the Company’s total purchases.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2022, and December 31, 2021, $666,779 and $554,864 were deposited with financial institutions, respectively, $319,994 and $295,761 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

The weighted remaining term of the lease is approximately 1.17 years.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities

2023	$155,474
2024	10,898
Thereafter	-
Total lease payments	166,372
Less: interest	(4,987)
Present value of lease liabilities	$161,385

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of June 30, 2022, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $11,416.

Rent expense for the three months ended June 30, 2022 and 2021 was $54,237 and $45,560, respectively. Rent expense for the six months ended June 30, 2022, and 2021 was $98,312 and $91,521, respectively.

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

19. SUBSEQUENT EVENT

On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at June 30, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. valued at $24,853.45. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. shall be reduced to 11,665 as a result of the reverse stock split. However, the value of the Company’s investment in Greenpro Capital Corp. as at June 30,2022 remained unchanged despite the reduction in the number of common stock.

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

Results of Operation

For the three months ended June 30, 2022 and 2021

Revenue

We generated revenue of $396,707 for the three months ended June 30, 2022 as compared to $303,786 for the three months ended June 30, 2021, representing an increase of $92,921 or approximately 30.6%. The increase was predominately due to the Company’s operations in the provision of complementary health therapies which have taken off during the quarter and the business segment contributed approximately 54% of the Company’s total revenue for the three months ended June 30, 2022.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022 amounted to $109,383 as compared to $35,623 for the three months ended June 30, 2021, representing a significant increase of $73,760 or approximately 207.1%. The significant increase in cost of revenue is due to higher cost of revenue associated with the provision of complementary health therapies.

The Company’s cost of revenue typically comprised of freight-in, cost of goods purchased, and packing materials for the three months ended June 30, 2022 and 2021, respectively.

Gross Profit

Gross profit for the three months ended June 30, 2022 amounted to $287,324, representing a gross margin of approximately 72.4% as compared to $268,163 for the three months ended June 30, 2021, equivalent to a gross margin of approximately 88.3%. The decrease in gross margin was predominately due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended June 30, 2022 amounted to $79,587 as compared to $100,838 for the three months ended June 30, 2021, a reduction of $21,251 or approximately 21.1%, predominantly due to a reduction in head count. The Company’s selling expenses typically comprise salaries and benefits expenses which makes up as much as approximately 70% to 80% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $62,557 and $92,774 for the three months ended June 30, 2022 and 2021, respectively. The decrease in commission expenses was in line with the decrease in revenue contribution from the Company’s network marketing business.

General and administrative expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2022 amounted to $451,363, as compared to $361,862 for the three months ended June 30, 2021, an increase of $89,501 or approximately 24.7%. The increase in G&A expenses for the three months ended June 30, 2022 was mainly due to G&A expenses associated with the provision of complementary health therapies. The Company’s G&A expenses typically comprise salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Provision for doubtful accounts

Provision for doubtful accounts were $0 and $121,686 for the three months ended June 30, 2022 and 2021, respectively, a significant decrease of $121,686 or 100.0%. The provision for doubtful accounts was in respect of prepayments to a supplier. As the prepayments remain outstanding for over a year, the likelihood of recovering the prepayments is remote.

Other Expenses, Net

For the three months ended June 30, 2022, we recorded an amount of $97,769 as other expenses, net as compared to $229,257 as other expenses, net for the three months ended June 30, 2021, a decrease of $131,488 or approximately 57.4%.

The net other expenses of $97,769 incurred during the three months ended June 30, 2022 comprised foreign currency exchange loss of $67,417, unrealized holding loss on marketable securities of $35,219, other income of $1,341 and interest income of $3,526. The net other expense of $229,257 incurred during the three months ended June 30, 2021 comprised other income of $11,770 and unrealized holding loss on marketable securities of $241,027.

Provision for Income Taxes

The Company recorded provision for income taxes of $392 and $3,971 for the three months ended June 30, 2022 and 2021, respectively. The Company’s provision for income taxes for the three months ended June 30,2022, was in respect of its operations in Malaysia. During the three months ended June 30, 2021, we recorded income taxes from our U.S. Subpart F and GILTI taxes on the stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 and income taxes on Labuan’s interest income, offset by ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits.

Net Loss

Net loss reduced by $237,881 from net loss of $642,225 for the three months ended June 30, 2021 to net loss of $404,344 for the three months ended June 30, 2022, mainly due to reasons as discussed above.

For the six months ended June 30, 2022 and 2021

Revenue

We generated revenue of $805,667 for the six months ended June 30, 2022 as compared to $605,566 for the six months ended June 30, 2021, representing an increase of $200,101 or approximately 33.0%. The increase in revenue was predominantly contributed by the Company’s business sector in the sales of complementary health therapies.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2022 amounted to $182,814 as compared to $113,214 for the six months ended June 30, 2021, representing a significant increase of $69,600 or approximately 61.5%. As explained in the above, the significant increase in cost of revenue is due to higher cost of revenue associated with the purchases of complementary health therapies.

The Company’s cost of revenue typically comprised of freight-in, cost of goods purchased, and packing materials for the six months ended June 30, 2022 and 2021 respectively. However, there was an inventory write-down of $36,809 in addition to those mentioned above for the six months ended June 30, 2021.

Gross Profit

Gross profit for the six months ended June 30, 2022 amounted to $622,853 as compared to $492,352 for the six months ended June 30, 2021. Gross margin for the six months ended June 30, 2022 was approximately 77.3% as compared to approximately 81.3% for the six months ended June 30, 2021. As explained in the above, the decrease in gross margin was due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, G&A expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for six months ended June 30, 2022 amounted to $194,198 as compared to $216,952 for the six months ended June 30, 2021, representing a decrease of $22,754 or approximately 10.5%. As explained in the above, the lower selling expenses was mainly due to reduction in headcount.

 Commission expenses

Commission expenses were $176,666 and $181,213 for the six months ended June 30, 2022 and 2021, respectively, a minor decrease of $4,547 or 2.5%. Commission expenses of the Company’s network marketing business follow a fixed sales plan, as is in line with the revenue generated from the Company’s network marketing activities.

General and administrative expenses

G&A expenses for six months ended June 30, 2022, amounted to $830,404 as compared to $724,008 for the six months ended June 30, 2021, an increase of $106,396 or approximately 14.7%. The increase in G&A expenses for the six months ended June 30, 2022 was mainly due to G & A expenses associated with the provision of complementary health therapies.

Other Income (Expenses)

For the six months ended June 30, 2022, we recorded an amount of $115,695 as other expenses, net as compared to $214,277 other expenses, net for the six months ended June 30, 2021, representing a decrease of $98,582 or approximately 46.0%. The net other expenses of $115,695 incurred during the six months ended June 30, 2022 comprised of other income of $12,826, interest income of $8,251, unrealized holding loss on marketable securities of $52,889 and foreign currency exchange loss of $83,883. The net other expenses of $214,277 incurred during the six months ended June 30, 2021 comprised of other expenses of $48,546 and unrealized holding loss on marketable securities of $165,731.

Provision for Income Taxes

The Company recorded provision for income taxes $8,680 and $10,091 for the six months ended June 30, 2022 and 2021, respectively. The Company’s provision for income taxes for the six months ended June 30,2022, was in respect of its operations in Malaysia. During the six months ended June 30, 2021, we recorded income taxes from our U.S. Subpart F and GILTI taxes on the stock dividend from Greenpro Capital Corp as a result of its Spin-off of DSwiss Inc.’s shares in 2020 and income taxes on Labuan’s interest income, offset by ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits.

Net Loss

Net loss decreased by $273,085 from net loss of $975,875 for the six months ended June 30, 2021 to $702,790 for the six months ended June 30, 2022, mainly due to reasons as discussed above.

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

The Company entered into a share forfeiture agreement with Mr. How Kok Choong, the CEO and director of the Company on January 20, 2022 in which Mr. How agreed to forfeit 215,008,035 shares of common stock of the Company. The forfeiture of shares has no effect on the Company’s liquidity and capital resources.

As of June 30, 2022, we had working capital of $1,753,170, consisting of cash in bank of $666,779 and time deposits of $1,134,542 as compared to working capital of $2,599,281 consisting of cash in bank of $554,864 and time deposits of $1,975,347 as of December 31, 2021.

Accumulated deficit of the company was $3,972,684 and $3,258,687, as of June 30, 2022 and December 31, 2021, respectively. In assessing our liquidity and going concern, management is projecting that the company’s revenue will revert to pre-pandemic level and growth generated from the Company’s foray in other sectors of the health and wellness industry such as the provision of complementary health therapies business, etc., generating sufficient cash therefrom to cover our operating expenses.

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

The following summarizes the key components of our cash flows for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021

Net cash used in operating activities	$(493,326)	$(134,748)
Net cash used in investing activities	(750)	(1,220)
Net cash used in financing activities	(178,926)	(16,588)
Effect of exchange rate on cash and cash equivalents	(117,409)	(64,244)
Net change in cash and cash equivalents	$(790,411)	$(216,800)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $493,326 and were mainly comprised of the net loss of $702,790, increase in accounts receivables of $214, decrease in customer deposits of $175,936, payment of operating lease liabilities of $75,200 and decrease in other payables and accrued liabilities (including related party) of $164,056. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $37,558, amortization of operating right-of-use assets of $75,241, unrealized holding loss on marketable securities of $52,889, deferred tax provision of $2,401, decrease in amount due from related parties of $2,201, the decrease in inventories of $28,790, refund in prepaid taxes of $296,219, decrease in prepayments and deposits of $102,099, increase in accounts payable (including related party) of $22,211 and increase in income tax payables of $5,261.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was $750, which was in respect of purchase of equipment.

Net cash used in investing activities for the six months ended June 30, 2021 was $1,220, which was in respect of purchase of equipment.

Financing activities

Deferred offering cost made up the entire net cash used in financing activities for the six months ended June 30, 2022 of $178,926.

Net cash used in financing activities for the six months ended June 30, 2021 was $16,588 which were mainly comprised of payment of deferred offering cost of $14,160 and advances to related parties of $2,428.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, or EGC, and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of June 30, 2022, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2022:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of adequate segregation of duties and effective risk assessment, which in turn may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Change management policies and procedures have not been developed. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of Third-Party (Service Organization) Vendor Management – (a) service evaluation and qualification assessment of third-party vendors were not performed for the period ended June 30, 2022 and (b) Management was not able to provide evidence of their review of their service providers’ SOC 1 and SOC 2, or ISO 27001 certificate reports and therefore unable to provide evidence of their review of the physical security and environmental controls in place at IP Serverone cloud server (which the Company’s financial system is hosted on; (vi) we lack of the following internal control procedures in relation of User Account Management – (a) Evidence relating to the authorization of database administrator user accounts and access was not preserved for the MLM System during the period ended June 30, 2022 and (b) Evidence relating to periodic recertification of MLM and SQL Finance System end user are privileged accounts and related access rights were preserved during the period ended June 30, 2022; (vii) we lack of the following internal control procedures in relation of Audit Logs and Segregation of Duty (“SOD”) Management – (a) MLM-DB level system/audit logs were not preserved. Procedures for periodic review and analysis of application (“AP”), operating system (“OS”), and database (“DB”) level audit logs were not established and performed and (b) An SOD conflict was identified, where administrative rights to AP, OS and DB levels of the MLM system were assigned to the CTO and (viii) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2022
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: August 11, 2022
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

