Form 10-Q
period 2022-09-30
Agape ATP Corp
filed 2022-11-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Emerging growth company ☐

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2022
Common Stock, $0.0001 par value	75,452,012

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $3,997 and $17,493 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2022 and December 31, 2021, respectively)	$1,584,869	$2,597,848
Accounts receivable	1,720	-
Amount due from related parties	-	7,004
Inventories	275,410	375,535
Prepaid taxes (Included $1,654 and $1,357 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2022 and December 31, 2021, respectively)	322,438	636,218
Prepayments and deposits	170,732	295,517
Total Current Assets	2,355,169	3,912,122

OTHER ASSETS
Property and equipment, net	148,798	215,799
Intangible assets, net	2,052	3,660
Operating right-of-use assets	114,016	237,718
Investment in marketable securities	24,270	89,001
Investment in non-marketable securities	1,500	1,500
Deferred offering costs	449,201	264,735
Total Other Assets	739,837	812,413

TOTAL ASSETS	$3,095,006	$4,724,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,518	$13,715
Accounts payable – related parties	19,155	-
Customer deposits	68,868	279,689
Operating lease liabilities	115,770	157,094
Other payables and accrued liabilities ($1,087 and $1,548 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of September 30, 2022 and December 31, 2021, respectively)	616,308	858,355
Other payable – related parties	3,816	-
Income tax payable	4,565	3,988
Total Current Liabilities	850,000	1,312,841

NON-CURRENT LIABILITIES
Operating lease liabilities	429	83,484
Deferred tax liabilities	-	15,574
Total Non-current Liabilities	429	99,058

TOTAL LIABILITIES	850,429	1,411,899

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 and 290,460,047 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively	7,545	29,046
Additional paid in capital	6,470,716	6,449,215
Accumulated deficit	(4,213,396)	(3,258,687)
Accumulated other comprehensive income (loss)	(30,997)	93,398
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	2,233,868	3,312,972

NON-CONTROLLING INTERESTS	10,709	(336)

TOTAL EQUITY	2,244,577	3,312,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,095,006	$4,724,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUE	$663,889	$201,284	$1,469,556	$806,850

COST OF REVENUE	(157,745)	(36,663)	(340,559)	(149,877)

GROSS PROFIT	506,144	164,621	1,128,997	656,973

SELLING	(76,030)	(82,854)	(270,228)	(299,806)
COMMISSION	(167,395)	(76,817)	(344,061)	(258,030)
GENERAL AND ADMINISTRATIVE	(456,027)	(369,946)	(1,286,431)	(1,094,042)
PROVISION FOR DOUBTFUL ACCOUNTS	-	-	-	(121,598)
TOTAL OPERATING EXPENSES	(699,452)	(529,617)	(1,900,720)	(1,773,476)

LOSS FROM OPERATIONS	(193,308)	(364,996)	(771,723)	(1,116,503)

OTHER INCOME (EXPENSES)
Other income, net	1,173	2,730	13,999	13,849
Interest income	3,820	5,827	12,071	19,997
Unrealized holding loss on marketable securities	(11,395)	(209,169)	(64,284)	(374,900)
Foreign exchange loss, net	(59,504)	(20,200)	(143,387)	(94,035)
TOTAL OTHER EXPENSES, NET	(65,906)	(220,812)	(181,601)	(435,089)

LOSS BEFORE INCOME TAXES	(259,214)	(585,808)	(953,324)	(1,551,592)

BENEFIT OF INCOME TAXES	18,997	14,543	10,317	4,452

NET LOSS	(240,217)	(571,265)	(943,007)	(1,547,140)

LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	495	-	11,704	-

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(240,712)	$(571,265)	$(954,711)	$(1,547,140)

NET LOSS	$(240,217)	$(571,265)	$(943,007)	$(1,547,140)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(51,216)	(20,017)	(124,395)	(94,648)

TOTAL COMPREHENSIVE LOSS	(291,433)	(591,282)	(1,067,402)	(1,641,788)

Less: Comprehensive loss attributable to non-controlling interests	(387)	-	(658)	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(291,046)	$(591,282)	$(1,066,744)	$(1,641,788)

LOSS PER SHARE
Basic and diluted	$0.00	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	75,452,012	376,452,047	91,991,092	376,452,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$5,924,834
Net loss	-	-	-	(333,650)	-	(333,650)
Foreign currency translation adjustment	-	-	-	-	(38,284)	(38,284)
Balance as of March 31, 2021	376,452,047	37,645	6,440,616	(1,068,093)	142,732	5,552,900
Net loss	-	-	-	(642,225)	-	(642,225)

Foreign currency translation adjustment	-	-	-	-	(36,347)	(36,347)
Balance as of June 30, 2021	376,452,047	37,645	6,440,616	(1,710,318)	106,385	4,874,328
Net loss	-	-	-	(571,265)	-	(571,265)
Foreign currency translation adjustment	-	-	-	-	(20,017)	(20,017)
Balance as of September 30, 2021	376,452,047	$37,645	$6,440,616	$(2,281,583)	$86,368	$4,283,046

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	21,501	-	-	-	-
Net loss	-	-	-	(299,097)	-	651	(298,446)
Foreign currency translation adjustment	-	-	-	-	(12,023)	1	(12,022)
Balance as of March 31, 2022	75,452,012	7,545	6,470,716	(3,557,784)	81,375	316	3,002,168
Net loss	-	-	-	(414,900)	-	10,556	(404,344)
Foreign currency translation adjustment	-	-	-	-	(61,156)	(271)	(61,427)
Balance as of June 30, 2022	75,452,012	7,545	6,470,716	(3,972,684)	20,219	10,601	2,536,397
Net loss	-	-	-	(240,712)	-	495	(240,217)
Foreign currency translation adjustment	-	-	-	-	(51,216)	(387)	(51,603)
Balance as of September 30, 2022	75,452,012	$7,545	$6,470,716	$(4,213,396)	$(30,997)	$10,709	$2,244,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(943,007)	$(1,547,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,138	56,919
Amortization	1,322	1,482
Amortization of operating right-of-use assets	106,300	112,678
Unrealized holding loss on marketable securities	64,284	374,900
Deferred tax benefit	(14,903)	(131,634)
Inventory write-downs	-	36,636
Provision for doubtful accounts	-	121,598
Changes in operating assets and liabilities:
Accounts receivables	(1,828)	168,019
Amount due from related parties	6,788	-
Inventories	81,376	90,580
Prepaid taxes	266,120	431,224
Prepayments and deposits	103,276	(4,309)
Accounts payable	9,743	-
Accounts payable – related parties	20,357	-
Customer deposits	(197,518)	(44,044)
Operating lease liabilities	(106,716)	(111,460)
Other payables and accrued liabilities	(192,108)	(123,082)
Other payable – related parties	4,056	-
Income tax payable	864	26,193
Net cash used in operating activities	(737,456)	(541,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,777)	(3,970)
Net cash used in investing activities	(5,777)	(3,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(184,466)	(15,210)
Advances to related parties	-	(8,070)
Net cash used in financing activities	(184,466)	(23,280)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(85,280)	(68,233)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,012,979)	(636,923)

CASH AND CASH EQUIVALENTS, beginning of period	2,597,848	3,517,600

CASH AND CASH EQUIVALENTS, end of period	$1,584,869	$2,880,677

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$79,451	$327,722

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Changes in right-of-use assets and lease liabilities due to lease modifications	$-	$3,259

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 28, 2022.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2022, its unaudited results of operations for the three and nine months ended September 30, 2022 and 2021, and its unaudited cash flows for the nine months ended September 30, 2022 and 2021, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and nine months ended September 30, 2022, SEA, the only VIE of the Company has no significant operations.

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

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Accounts receivable also include money due from a third-party e-commerce platform acting as a collection agent for the Company on the sales through their platform. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2022 and December 31, 2021, no allowance of doubtful accounts was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended September 30, 2022 and 2021, the Company did not recognize any inventory write-downs. For the nine months ended September 30, 2022 and 2021, the Company recognized inventory write-downs of $0 and $36,636, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. For the three and nine months ended September 30, 2022, the Company wrote-off doubtful debts of $120,372. There were no doubtful debts written-off during the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, there was $0 and $121,095 allowance for doubtful accounts recorded, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2022 and December 31, 2021, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s current offering which will be netted against the proceeds from the Company’s proposed offering for uplisting.

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

The Company also sells coupons to its customers for cash at a discounted price of the value of the coupons. Customers can apply the value of the coupons for a reduction in the transaction price paid by the customer are recorded as a reduction of sales. The cash proceeds resulted from the sale of coupons are recognized as customer deposits until the coupons to be applied as a reduction of the health and wellness products transaction price upon such sales transactions occurred. The Company’s coupons have a validity period of six months. If the Company’s customers did not utilize the coupons after six months, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the three months ended September 30, 2022 and 2021, the Company recognized $5,923 and $1,361, as forfeited coupon income, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $6,876 and $12,587, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $0 which it is expected to fulfill within 12 months from September 30, 2022.

Sales of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test and a health camp program. The health screening test and the health camp programs are considered as separate performance obligations. The promises to deliver the health screening test report and the attendance at the health camp are separately identifiable, which are evidenced by the fact that the Company provides separate services of delivering the health screening test report and allowing admission of the customers to attend the health camp. The Company derives its revenues from sales contracts with its customers with revenues being recognized when the test reports are completed and delivered to its customers during the consultation session in person.

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended September 30, 2022 and 2021, revenues from health and wellness services were $40,930 and $1,308 respectively. For the nine months ended September 30, 2022 and 2021, revenues from health and wellness services were $72,069 and $7,054 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Survivor Select	$78,243	$14,252	$100,996	$51,893
Energized Mineral Concentrate	-	49	-	52,232
Ionized Cal-Mag	57,653	15,506	120,021	55,804
Omega Blend	66,890	48,582	246,067	233,943
Beta Maxx	71,559	32,605	119,196	122,405
Vege-Fruit Fiber	-	186	-	186
Iron	2,514	4,619	9,700	21,334
Young Formula	-	8,606	34,269	34,507
Organic Youth Care Cleansing Bar	-	-	-	2,990
ATPR Mito+	90,152	68,443	278,078	175,286
Lipomask	-	1,797	-	10,198
Hyaluronic Acid Serum	10,934	836	13,940	4,162
Mousse Facial Cleanser	6,176	3,565	13,570	11,252
Trim+	76,118	930	82,354	23,604
Others – Products for the provision of complementary health therapies	159,934	-	376,122	-
Others	2,786	-	3,174	-
Total revenues - products	622,959	199,976	1,397,487	799,796
Health and Wellness services	40,930	1,308	72,069	7,054
Total revenues - products and services	$663,889	$201,284	$1,469,556	$806,850

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2022 were $157,745, and $340,559, respectively, and comprised freight-in, purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. Cost of revenue for the three and nine months ended September 30, 2021, were $36,663, and $149,877, respectively, and comprised freight-in, purchase cost of manufactured goods for sale to customers. For the nine months ended September 30, 2021, cost of revenue also included inventory write-downs of $36,636.

Shipping and handling

Shipping and handling charges amounted to $7,364 and $2,139 for the three months ended September 30, 2022 and 2021, respectively. Shipping and handling charges amounted to $14,543 and $7,411 for the nine months ended September 30, 2022 and 2021, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $0 and $2,473 for the three months ended September 30, 2022 and 2021, respectively. Advertising costs amounted to $4,737 and $19,131 for the nine months ended September 30, 2022 and 2021, respectively. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $167,395 and $76,817 for the three months ended September 30, 2022 and 2021, respectively. Commission expenses amounted to $344,061 and $258,030 for the nine months ended September 30, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $34,966 and $21,674 for the three months ended September 30, 2022 and 2021, respectively. Total expenses for the plans were $98,373 and $74,708 for the nine months ended September 30, 2022 and 2021, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest related to underpayment of income taxes were incurred for the three and nine months ended September 30, 2022. $395 in penalties and interest related to underpayment of income taxes were incurred for the three and nine months ended September 30, 2021.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2022 and 2021, there were no dilutive shares.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currencies translation and transaction

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statements of operations and comprehensive loss.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2022	December 31, 2021

Period-end MYR : US$1 exchange rate	4.64	4.18
Period-end HKD : US$1 exchange rate	7.85	7.80

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Period-average MYR : US$1 exchange rate	4.52	4.20	4.36	4.13
Period-average HKD : US$1 exchange rate	7.85	7.78	7.84	7.77

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASUs 2016-13 and 2019-05 may have on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Reclassifications

Interest income and Exchange loss for the three and nine months ended September 30, 2021, which were previously included in Other Income (Expense) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform to current period presentation.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	September 30, 2022	December 31, 2021

Current assets	$5,651	$18,850
Current liabilities	(41,393)	(51,272)
Net deficit	$(35,742)	$(32,422)

	As of
	September 30, 2022	December 31, 2021

Current assets:
Cash	$3,997	$17,493
Prepaid taxes	1,654	1,357
Total current assets	$5,651	$18,850

Current liabilities:
Accounts payable – intercompany	$40,306	$49,724
Other payables and accrued liabilities	1,087	1,548
Total current liabilities	$41,393	$51,272

Net deficit	$(35,742)	$(32,422)

The summarized operating results of the VIE’s are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Loss from operations	$(3,743)	$(4,914)	$(6,962)	$(16,881)
Net loss	$(3,743)	$(4,079)	$(6,962)	$(14,028)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As of September 30, 2022 and December 31, 2021 the Company has $1,584,869 and $2,597,848, respectively, of cash and cash equivalents, which consists of $517,730 and $554,864, respectively, of cash in banks and $1,027,797 and $1,975,347, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 1.10% to 1.58% per annum for the three and nine months ended September 30, 2022. The effective interest rate for the time deposits ranged between 1.80% to 2.15% per annum for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, $254,662 and $295,761 of these balances are not covered by deposit insurance, respectively.

5. ACCOUNTS RECEIVABLE

	As of
	September 30, 2022	December 31, 2021

Accounts receivable	$1,720	$-
Allowance for doubtful accounts	-	-
Total accounts receivable	$1,720	$-

6. INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2022	December 31, 2021

Finished goods	$275,410	$375,535

For the three months ended September 30, 2022, and 2021, the Company did not recognize any inventory write-downs. For the nine months ended September 30, 2022, and 2021, the Company recognized inventory write-downs of $0 and $36,636 respectively.

7. PREPAYMENTS AND DEPOSITS

	As of
	September 30, 2022	December 31, 2021

Receivables from sales distributors	$33,744	$115,379
Deposits to suppliers	136,988	301,233
Subtotal	170,732	416,612
Less: Provision for doubtful accounts	-	(121,095)
Total	$170,732	$295,517

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PREPAYMENTS AND DEPOSITS (Continued)

Movements of allowance for doubtful accounts are as follows:

	For the nine months ended September 30, 2022	For the year ended December 31, 2021

Beginning balance	$121,095	$-
Addition	-	121,514
Write off	(120,372)	-
Exchange rate effect	(723)	(419)
Ending balance	$-	$121,095

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	September 30, 2022	December 31, 2021

Computer and office equipment	$79,535	$82,298
Furniture & fixtures	110,013	122,185
Leasehold improvements	182,389	202,570
Vehicle	88,869	98,702
Subtotal	460,806	505,755
Less: accumulated depreciation	(312,008)	(289,956)
Total	$148,798	$215,799

Depreciation expense for the three months ended September 30, 2022 and 2021 amounted to $17,477 and $18,740, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $54,138 and $56,919, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	September 30, 2022	December 31, 2021

Computer software	$31,021	$34,453
Less: accumulated amortization	(28,969)	(30,793)
Total	$2,052	$3,660

Amortization expense for the three months ended September 30, 2022 and 2021 amounted to $425 and $476, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 amounted to $1,322 and $1,482, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. shall be reduced to 11,665 subsequent to the reverse stock split.

(v)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	September 30, 2022	December 31, 2021

Cost of investment	$89,001	$577,035
Dividend income from Greenpro Capital Corp.	-	18,939
Unrealized holding loss	(64,284)	(505,231)
Exchange rate effect	(447)	(1,742)
Investment in marketable securities	$24,270	$89,001

11. INVESTMENT IN NON-MARKETABLE SECURITIES

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share.

	As of
Phoenix Plus Corporation	September 30, 2022	December 31, 2021

Cost of investment	$1,500	$1,500

Investment in non-marketable securities	$1,500	$1,500

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2022	December 31, 2021

Professional fees	$118,938	$436,541
Promotion expenses	43,437	46,760
Payroll	23,641	22,669
Commissions	307,563	219,721
Tax penalty	75,000	75,000
Deferred Income	15,527	-
Others	32,202	57,664
Total	$616,308	$858,355

Certain amounts have been reclassified to conform to current period presentation.

13. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Accounts payable – related parties

Name of Related Party	Relationship	Nature	As of September 30, 2022	As of December 31, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$18,611	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	544	-
Total			$19,155	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Amount due from related parties

Name of Related Party	Relationship	Nature	As of September 30, 2022	As of December 31, 2021

Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	$-	$2,214
Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rent due from Hostastay	-	4,790
Total			$-	$7,004

Other payable - related parties

Name of Related Party	Relationship	Nature	As of September 30, 2022	As of December 31, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Rental due and expenses paid by DSYWLC	$2,707	$-
CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	941	-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	168	-
Total			$3,816	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Purchases

Name of Related			For the three months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$56,606	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	2,270	-
Total			$58,876	$-

Name of Related			For the nine months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$130,166	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	2,658	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	125	-
Total			$132,949	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

Name of Related			For the three months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,295	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,145	-
Total			$3,440	$-

Name of Related			For the nine months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,295	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,213	-
Total			$3,508	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

Name of Related			For the three months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$8,158	$2,919
Total			$8,158	$2,919

Name of Related			For the nine months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$13,213	$9,578
Total			$13,213	$9,578

Office rental expense

Name of Related			For the three months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Office rental expense	$5,501	$-
Total			$5,501	$-

Name of Related			For the nine months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd is also a director of DSYWLC	Office rental expense	$16,502	$-
Total			$16,502	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other income

Name of Related			For the three months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rental income due from Hostastay	$-	$1,428
Total			$-	$1,428

Name of Related			For the nine months ended
Party	Relationship	Nature	September 30, 2022	September 30, 2021

Hostastay Sdn. Bhd. (“Hostastay”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rental income due from Hostastay	$-	$4,357
Total			$-	$4,357

14. STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2022, and December 31, 2021, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of September 30, 2022, and December 31, 2021, there were 1,000,000,000 common stocks authorized, 75,452,012 and 290,460,047 shares issued and outstanding, respectively.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company. As a result, the outstanding shares was reduced by 215,008,035 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2022 and December 31, 2021.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	September 30, 2022	December 31, 2021
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings (Accumulated deficit)	11,267	(436)
Accumulated other comprehensive income (expense)	(655)	3
	10,709	(336)
ASL	-	-
Total	$10,709	$(336)

16. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Tax jurisdictions from:
Local – United States	$(165,864)	$(117,272)	$(459,668)	$(321,567)
Foreign – Malaysia	(81,151)	(257,590)	(435,610)	(727,265)
Foreign – Hong Kong	(12,199)	(210,946)	(58,046)	(502,760)
Loss before income tax	$(259,214)	$(585,808)	$(953,324)	$(1,551,592)

The benefit of income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Current:
- Local	$-	$-	$-	$(22,205)
- Foreign	18,997	(63,792)	10,317	(104,977)

Deferred:
- Local	-	-	-	-
- Foreign	-	78,335	-	131,634
Benefit of income tax	$18,997	$14,543	$10,317	$4,452

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

For the three and nine months ended September 30, 2022 and 2021, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of September 30, 2022 and December 31, 2021, the operations in the United States of America incurred approximately $1,080,000 and $620,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of September 30, 2022 and December 31, 2021 were approximately $227,000 and $130,000, respectively.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd. and DSY Wellness International Sdn. Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and nine months ended September 30, 2022 and 2021, with the remaining balance being taxed at the 24% rate.

As of September 30, 2022 and December 31, 2021, the operations in Malaysia incurred approximately $1,223,000 and $837,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $801,000, $386,000 and $36,000 of the net operating loss carry forwards will expire in 2028, 2029 and 2030, respectively, if unutilized. The deferred tax valuation allowance as of September 30, 2022 and December 31, 2021 were approximately $288,000 and $196,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. INCOME TAXES (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	September 30, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carry forwards in U.S.	$226,730	$130,277
Net operating loss carry forwards in Malaysia	288,087	196,000
Less: valuation allowance	(514,817)	(326,277)
Deferred tax liabilities:
Depreciation	-	(15,574)
Deferred tax liabilities, net	$-	$(15,574)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2022 and December 31, 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three months ended September 30, 2022 and 2021.The Company incurred interest and penalties tax of $0 and $395 for the nine months ended September 30, 2022 and 2021, respectively.

17. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2022, and 2021, no customer accounted for 10% or more of the Company’s total revenues. For the nine months ended September 30, 2022, and 2021, no customer accounted for 10% or more of the Company’s total revenues.

As of September 30, 2022, four individual customers accounted for approximately 81.0% of the Company’s balance of accounts receivable. There was no accounts receivable balance as of December 31, 2021.

(b) Major vendors

For the three months ended September 30, 2022, three vendors accounted for approximately 56%, 22% and 13% of the Company’s total purchases. For the nine months ended September 30, 2022, the same three vendors accounted for approximately 50%, 15% and 32% of the Company’s total purchases.

For the three months ended September 30, 2021, two vendors accounted for approximately 69.3% and 26.5% of the Company’s total purchases. For the nine months ended September 30, 2021, three vendors accounted for approximately 74.3%, 14.1% and 10.0% of the Company’s total purchases.

As of September 30, 2022, three vendors accounted for approximately 46%, 30% and 20% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 46% of the Company’s total balance of accounts payable. As of December 31, 2021, one vendor accounted for 100% of the total balance of accounts payable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

For the three months ended September 30, 2022, no sales distributor accounted for 10% or more of the Company’s commission expense. For the three months ended September 30, 2021, one sales distributor accounted for approximately 17.8% of the Company’s total purchases.

For the nine months ended September 30, 2022, no sales distributor accounted for 10% or more of the Company’s commission expense. For the nine months ended September 30, 2021, one sales distributor accounted for approximately 19.4% of the Company’s total purchases.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2022, and December 31, 2021, $517,730 and $554,864 were deposited with financial institutions, respectively, $254,662 and $295,761 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

The weighted remaining term of the lease is approximately 0.92 years.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending September 30,	Operating lease liabilities

2023	$118,561
2024	431
Thereafter	-
Total lease payments	118,992
Less: interest	(2,793)
Present value of lease liabilities	$116,199

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of September 30, 2022, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $7,332.

Rent expense for the three months ended September 30, 2022 and 2021 was $46,216 and $44,344, respectively. Rent expense for the nine months ended September 30, 2022, and 2021 was $144,528 and $135,865, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. COMMITMENTS AND CONTINGENCIES (Continued)

COVID-19

Malaysia, where the operations of the Company predominantly reside, officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 to 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

19. SUBSEQUENT EVENTS

The Company evaluated the effect of events and transactions subsequent to the unaudited condensed consolidated balance sheet date of September 30, 2022 through the date of issuance of the unaudited condensed consolidated financial statements and determined that no subsequent events have occurred that require recognition in the unaudited condensed consolidated financial statements or disclosure in the notes to the unaudited condensed consolidated financial Statements.

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

Through ASL, the Company offers three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

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

Results of Operation

For the three months ended September 30, 2022 and 2021

Revenue

We generated revenue of $663,889 for the three months ended September 30, 2022 as compared to $201,284 for the three months ended September 30, 2021, represented an increase of $462,605 or approximately 230%. The increase was predominately due to: (i) the recovery from COVID-19 in Malaysia. The Company made progress in revenue generating as Malaysia, where the Company’s operations predominantly reside, has moved to a COVID-19 endemic phase with minimal restrictions on businesses and people movements in the country; and (ii) the Company’s operations in the provision of complementary health therapies since February 2022. The complementary health therapies business segment contributed approximately 30% of the Company’s total revenue for the three months ended September 30, 2022.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2022 amounted to $157,745 as compared to $36,663 for the three months ended September 30, 2021, represented an increase of $121,082 or approximately 330%. The increase is in line with the increase in revenue as explained in the above.

Cost of revenue typically comprise of freight-in, cost of goods purchased, and packing materials.

Gross Profit

Gross profit for the three months ended September 30, 2022 amounted to $506,144, represented a gross margin of 76.2% as compared to $164,621 for the three months ended September 30, 2021, equivalent to a gross margin of 81.8%. The decrease in gross margin was predominantly due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and G&A expenses.

Selling expenses

Selling expenses for the three months ended September 30, 2022 amounted to $76,030 as compared to $82,854 for the three months ended September 30, 2021, a minor reduction of $6,824 or approximately 8.2%. The Company’s selling expenses typically comprise salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $167,395 and $76,817 for the three months ended September 30, 2022 and 2021, respectively. The increase in commission expenses was in line with the increase in revenue.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended September 30, 2022 amounted to $456,027, as compared to $369,946 for the three months ended September 30, 2021, an increase of $86,081 or approximately 23.3%. The increase in G&A expenses was mainly due to G&A expenses associated with the provision of complementary health therapies. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Expenses, Net

For the three months ended September 30, 2022, we recorded an amount of $65,906 as other expenses, net, as compared to $220,812 other expenses, net, for the three months ended September 30, 2021, represented a decrease of $154,906 or approximately 70.1%.

The net other expenses of $65,906 incurred during the three months ended September 30, 2022 comprised foreign currency exchange loss of $59,504, unrealized holding loss on marketable securities of $11,395, other income of $1,173 and interest income of $3,820. The net other expenses of $220,812 incurred during the three months ended September 30, 2021 comprised other expenses of $11,643 and unrealized holding loss on marketable securities of $209,169.

Benefit of Income Taxes

The Company recorded benefit of income taxes of $18,997 for the three months ended September 30, 2022, due to the write back of income taxes overprovided in prior years in respect of the Company’s operations in Malaysia.

We recognized benefit of income taxes $14,543 for the three months ended September 30, 2021. During the three months ended September 30, 2021, we mainly recognized our ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits.

Net Loss

Net loss reduced by $331,048 from net loss of $571,265 for the three months ended September 30, 2021 to net loss of $240,217 for the three months ended September 30, 2022, mainly due to reasons as discussed above.

For the nine months ended September 30, 2022 and 2021

Revenue

We generated revenue of $1,469,556 for the nine months ended September 30, 2022 as compared to $806,850 for the nine months ended September 30, 2021, represented an increase of $662,706 or approximately 82.1%. The increase was predominately due to : (i) recovery from COVID-19 in Malaysia. The Company made progress in revenue generating as Malaysia, where the Company’s operations predominantly reside, has moved to a COVID-19 endemic phase with minimal restrictions on businesses and people movements in the country; and (ii) the Company’s operations in the provision of complementary health therapies since February 2022. The complementary health therapies business segment contributed approximately 30% of the Company’s total revenue for the nine months ended September 30, 2022.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2022 amounted to $340,559 as compared to $149,877 for the nine months ended September 30, 2021, representing an increase of $190,682 or approximately 127.2%. The increase is in line with the increase in revenue as explained in the above.

Cost of revenue typically comprise of freight-in, cost of goods purchased, and packing materials.

Gross Profit

Gross profit for the nine months ended September 30, 2022 amounted to $1,128,997, represented a gross margin of 76.8% as compared to $656,973 for the nine months ended September 30, 2021, equivalent to a gross margin of 81.4%. The decrease in gross margin was predominantly due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for the nine months ended September 30, 2022 amounted to $270,228 as compared to $299,806 for the nine months ended September 30, 2021, a minor reduction of $29,578 or approximately 9.9%. The Company’s selling expenses typically comprise salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $344,061 and $258,030 for the nine months ended September 30, 2022 and 2021, respectively. The increase in commission expenses was in line with the increase in revenue.

General and administrative expenses

G&A expenses for the nine months ended September 30, 2022 amounted to $1,286,431, as compared to $1,094,042 for the nine months ended September 30, 2021, an increase of $192,389 or approximately 17.6%. The increase in G&A expenses was mainly due to G&A expenses associated with the provision of complementary health therapies. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Provision for doubtful accounts

Provision for doubtful accounts were $0 and $121,686 for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $121,686 or 100.0%. The provision for doubtful accounts was in respect of prepayments to a supplier. As the prepayments remain outstanding for over a year, the likelihood of recovering the prepayments is remote. The provision for doubtful accounts of $121,598 was subsequently written-off as reflected in Note 7 of Notes To Condensed Consolidated Financial Statements above.

Other Expenses, Net

For the nine months ended September 30, 2022, we recorded an amount of $181,601 as other expenses, net, as compared to $435,089 other expenses, net, for the nine months ended September 30, 2021, represented a decrease of $253,488 or approximately 58.3%.

The net other expenses of $181,601incurred during the nine months ended September 30, 2022 comprised foreign currency exchange loss of $143,387, unrealized holding loss on marketable securities of $64,284, other income of $13,999 and interest income of $12,071. The net other expenses of $435,089 incurred during the nine months ended September 30, 2021 comprised other expenses of $60,189 and unrealized holding loss on marketable securities of $374,900.

Benefit of Income Taxes

The Company recorded benefit of income taxes of $10,317 for the nine months ended September 30, 2022, due to the write back of income taxes overprovided in prior years in respect of the Company’s operations in Malaysia.

We recognized benefit of income taxes $4,452 for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we mainly recognized our ASL’s taxable losses that can be carried forward for 7 years, which resulted in recognition of deferred tax assets on net operating loss and income tax benefits.

Net Loss

Net loss reduced by $604,133 from net loss of $1,547,140 for the nine months ended September 30, 2021 to net loss of $954,711 for the nine months ended September 30, 2022, mainly due to reasons as discussed above.

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

As of September 30, 2022, we had working capital of $1,505,169, consisting of cash in bank of $517,730 and time deposits of $1,027,797 as compared to working capital of $2,599,281 consisting of cash in bank of $554,864 and time deposits of $1,975,347 as of December 31, 2021.

Accumulated deficit of the company was $4,213,396 and $3,258,687, as of September 30, 2022 and December 31, 2021, respectively. In assessing our liquidity and going concern, management is projecting that the company’s revenue will revert to pre-pandemic level, generating sufficient cash therefrom to cover our operating expenses.

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

The following summarizes the key components of our cash flows for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021

Net cash used in operating activities	$(737,456)	$(541,440)
Net cash used in investing activities	(5,777)	(3,970)
Net cash used in financing activities	(184,466)	(23,280)
Effect of exchange rate on cash and cash equivalents	(85,280)	(68,233)
Net change in cash and cash equivalents	$(1,012,979)	$(636,923)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $737,456 and were mainly comprised of the net loss of $943,007, deferred tax benefit of $14,903, increase in accounts receivables of $1,828, decrease in customer deposits of $197,518, payment of operating lease liabilities of $106,716, decrease in other payables and accrued liabilities of $192,108. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $55,460, amortization of operating right-of-use assets of $106,300, unrealized holding loss on marketable securities of $64,284, decrease in amount due from related parties of $6,788, decrease in inventories of $81,376, refund in prepaid taxes of $266,120, decrease in prepayments and deposits of $103,276, increase in accounts payables (including related parties) of $30,100, increase in other payables from related parties of $4,056 and decrease in income tax payables of $864.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $5,777, which was in respect of purchase of equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 was $3,970, which was in respect of purchase of equipment.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $184,466 which was in respect of payment of deferred offering cost.

Net cash used in financing activities for the nine months ended September 30, 2021 was $23,280 which were mainly comprised of payment of deferred offering cost of $15,210 and advances to related parties of $8,070.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, allowance for inventories obsolescence, useful lives of property and equipment, useful lives of intangible assets, impairment of long-lived assets, allowance for deferred tax assets, operating right-of-use assets, operating lease liabilities and uncertain tax position and impairment of investment in non-marketable securities. Following are the methods and assumptions used in determining our estimates.

Estimated allowance for doubtful accounts

Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2022 and December 31, 2021, no allowance of doubtful accounts was recorded.

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended September 30, 2022 and 2021, the Company did not recognize any inventory write-downs. For the nine months ended September 30, 2022 and 2021, the Company recognized inventory write-downs of $0 and $36,636, respectively

Estimated allowance for doubtful accounts of prepayments and deposits

Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. For the three and nine months ended September 30, 2022, the Company wrote-off doubtful debts of $120,372. There were no doubtful debts written-off during the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, there was $0 and $121,095 allowance for doubtful accounts recorded, respectively.

Estimated useful lives of property, equipment and intangible assets

Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the assets. Intangible assets are amortized on the straight-line basis over the estimated useful lives of the assets. Management reviews the estimated useful lives of the assets regularly in order to determine the amount of depreciation and amortization expenses to be recorded during any reporting period. The useful lives are based on the Company’s historical experience with similar assets. The depreciation and amortization expenses for future periods is adjusted if there are material changes from previous estimates.

Impairment of operating right-of-use assets and property plant and equipment

Operating right-of-use assets and property, plant and equipment are stated at costs less accumulated depreciation and impairment, if any. In determining whether an asset is impaired, the Company has to exercise judgment and make estimation, particularly in assessing: (1) whether an event has occurred or any indicators that may affect the asset value; (2) whether the carrying value of an asset can be supported by the recoverable amount, in the case of value in use, the present value of future cash flows which are estimating the recoverable amounts including cash flow projections and an appropriate discount rate. Changing the assumptions and estimates, including the discount rates or the growth rate in the cash flow projections, could materially affect the net present value used in the impairment test.

As of September 30, 2022, the carrying amounts of operating right-of-use assets and property, plant and equipment is amounted to $114,016 and $148,798 (December 31, 2021: $237,718 and $215,799), respectively. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of September 30, 2022 and December 31, 2021.

Recognition of income taxes and deferred tax assets/liabilities

The Company conducts much of its business activities in Malaysia and Hong Kong and is subject to tax in each of these jurisdictions. Significant estimates are required in determining the provision for income taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

Deferred tax assets relating to certain temporary differences and tax losses are recognized as management considers it is probable that future taxable profit will be available against which the temporary differences or tax losses can be utilized. Where the expectation is different from the original estimate, such differences will impact the recognition of deferred taxation assets and taxation in the periods in which such estimate is changed.

Impairment of investment in non-marketable equity securities

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in accordance with U.S GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our past experience, knowledge and assessments of current business and other conditions, our expectations regarding the future based on available information and assumptions.

Other than disclosed below, there have been no material changes during the three months ended September 30, 2022 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended December 31, 2021.

The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant assumptions and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASUs 2016-13 and 2019-05 may have on its unaudited condensed consolidated financial statements.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of September 30, 2022, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2022:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of adequate segregation of duties and effective risk assessment, which in turn may cause the Company to face the likelihood of fraud or theft, due to poor oversight, governance and review to detect errors; (iv) we lack of proper procedures developed for system change management policies. Change management policies and procedures have not been developed. Critical change management control processes and procedures, such as change request and approval, periodic status reporting, user testing and acceptance, post-implementation review, etc., were either not performed or formally documented; (v) we lack of the following internal control procedures in relation of Third-Party (Service Organization) Vendor Management – (a) service evaluation and qualification assessment of third-party vendors were not performed for the period ended September 30, 2022 and (b) Management was not able to provide evidence of their review of their service providers’ SOC 1 and SOC 2, or ISO 27001 certificate reports and therefore unable to provide evidence of their review of the physical security and environmental controls in place at IP Serverone cloud server (which the Company’s financial system is hosted on; (vi) we lack of the following internal control procedures in relation of User Account Management – (a) Evidence relating to the authorization of database administrator user accounts and access was not preserved for the MLM System during the period ended September 30, 2022 and (b) Evidence relating to periodic recertification of MLM and SQL Finance System end user are privileged accounts and related access rights were preserved during the period ended September 30, 2022; and (vii) we lack of the following internal control procedures in relation of Audit Logs and Segregation of Duty (“SOD”) Management – (a) MLM-DB level system/audit logs were not preserved. Procedures for periodic review and analysis of application (“AP”), operating system (“OS”), and database (“DB”) level audit logs were not established and performed and (b) An SOD conflict was identified, where administrative rights to AP, OS and DB levels of the MLM system were assigned to the CTO and (viii) we lack of qualified person to be able to provide the tax provision for the U.S. income taxes in connection with the Subpart F and GILTI taxable income.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management’s Remediation Initiatives

The Company has implemented the following to remedy the material weaknesses:

With respect to material weakness (i), the Company has engaged a full-time Chief Financial Officer (“CFO”), Mr. Lee Kam Fan, with the relevant U.S. GAAP and SEC reporting experience and qualifications since January 12, 2021.

With respect to material weakness (ii), the Company intend to form an internal audit function and have plans to hire internal auditors to strengthen our overall governance. All internal auditors will be independent of our operations and will report directly to the audit committee. We intended to form the internal audit function within the next 12 months.

We have taken measures and plan to continue to take measures to remedy these remainder material weaknesses within the next 12 months.

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 14, 2022
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 14, 2022
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

