Form 10-K
period 2022-12-31
Agape ATP Corp
filed 2023-03-31
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

$293,809,710.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2023
Common Stock, $0.0001 par value	75,452,012

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation (“AATP LB”), a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia. .

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited (“AATP HK”), a company incorporated in Hong Kong.

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

Business Overview

We are a provider of health and wellness products and advisory services in the Malaysian market. We pursue our mission of helping people to create health and wealth by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We believe the quality of our products coupled with the effectiveness of our distribution network have been the primary reasons for our success and will allow us to pursue future business expansion. In order to further our supply chain, on May 8, 2020, we acquired 99.99% of Agape Superior Living Sdn Bhd, with the goal of securing an established network marketing sales channel that has been in existence in Malaysia for the past 15 years. On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn. Bhd., a wholly owned subsidiary in Malaysia, with the aim to pursue the business of promoting wellness and wellbeing lifestyle of the community through the provision of services including online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle.

On September 15, 2020, Wellness ATP International Holdings Sdn. Bhd. entered into a business collaboration agreement with ASL to carry out certain wellness programs.

We currently offer three series of products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE. Our ATP Zeta Health Program is a health program designed to assist in the elimination of various diseases caused by environmental pollutants, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled dieticians. Our ÉNERGÉTIQUE series aims to provide a total dermal solution for healthy skin beginning from the cellular level. The series is comprised of the Energy Mask series, Hyaluronic Acid and Mousse Facial Cleanser. Our BEAUNIQUE product series focuses on the research of our diet’s impact on modifying gene expressions to address genetic variations and deliver a personalized nutrigenomic solution for every individual.

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with Mr. Steve Yap, following which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies. The establishment of DSY Wellness is a further expansion of our business into the health and wellness industry. Mr. Steve Yap readily owns 33 proprietary formulas for treating non-communicable disease which he has agreed to bring into the company for joint commercialization. Mr. Steve Yap also has existing clients receiving traditional complimentary medicine or “TCM” in Indonesia and China.

Our Products

We offer three series of products: (i) ATP Zeta Health Program, (ii) ÉNERGÉTIQUE and (iii) BEAUNIQUE.

Our ATP Zeta Health Program is a health program designed to promote health and general wellbeing, as well as to prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles. At its core, the ATP Zeta Super Health Program is focused upon biological energy, Adenosine Triphosphate (ATP), at the cellular level. The stimulation of ATP production at the cellular level can increase an individual’s metabolic rate in order to promote and maintain normal and healthy functioning of the body’s systems. Our program emphasizes nutrient absorption through the membrane ion channel in order to provide complete and balanced nutrients to improve cellular health. Thus, ATP Zeta Super Health Program provides ionized and high zeta potential (high bioavailability) nutrients to enhance the absorption at the cellular level.

Our ÉNERGÉTIQUE product series is comprised of ÉNERGÉTIQUE Mask series, Hyaluronic Acid Serum and Mousse Facial Cleanser.

The ÉNERGÉTIQUE Mask series is formulated with triple action natural ingredients and advanced technology. The innovative combination of award-winning patented liposome encapsulating the customized fast acting patented essence, produces micro-particle liposome which, when combined with collagen peptide Tencel film, creates an effective formulation that benefits the skin at the cellular level. The ÉNERGÉTIQUE series aims to provide a total dermal solution for healthy skin beginning at the cellular level. There are three types of face masks in the ÉNERGÉTIQUE Mask Series, each addressing a specific skin condition. They are: N°1 Med-Hydration, N°2 Med-Whitening and N°3 Med-Firming. Advanced genetic analysis and clinical trials conducted revealed the benefits and efficacy of the patented functional essence. The ÉNERGÉTIQUE Mask Series has clinically shown deep penetration of liposomal essence into deep skin layers within 5 minutes application, in order to deliver immediate, deep-reaching and long-lasting benefits of skin hydration, whitening, and firming.

The ÉNERGÉTIQUE Hyaluronic Acid Serum is formulated with four functional hyaluronic acid and a unique peptide. It is a scientifically advanced and intensive quintuple action serum designed to promote skin hydration, reparation and regeneration to enhance skin viscoelasticity for improved skin firmness.

The ÉNERGÉTIQUE Mousse Facial Cleanser is formulated with the mildest surface-active agents available on the market. It takes the form of a unique mousse like-foam that delivers a comfortable and soft feeling to the skin during and after use without compromising the moisturizing level and viscoelastic properties of the skin. Its PH-balanced formula is suitable for all skin types for an effortless cleansing routine.

Our BEAUNIQUE product series focuses on the research of our diet’s impact on modifying gene expressions in order to address genetic variations and deliver a personalized nutrigenomic solution for every individual.

ATP Zeta Health Program

The following is a list of our ATP Zeta Health Program products:

ATP1s Survivor Select

ATP1s Survivor Select contains various essential nutrients required by the human body to maintain the normal metabolism, which includes productions of biological energy (ATP). Effective production of ATP enhances both physical as well as mental health, and helps the body to build up resistance to diseases.

Benefits:

●	Stimulates instant bio-energy production at the cellular level to ensure sufficient supply of bio energy for body cell.
●	Promotes better metabolism at the cellular level.
●	Promotes healthy and optimal growth of bones system, teeth structure and muscle tissue of children.
●	Improves the digestion and nutrient absorption powers of body cell.
●	Promotes cell detoxification and repair capabilities in order to enhance cell self-healing ability.

ATP2 Energized Mineral Concentrate

ATP2 is a nutritional supplement made from the finest plant substances and also is a proprietary formulation of a super-energized colloidal concentrate developed from a dibase solution. Its formula supports and enhances nutritional biochemical activities.

Benefits:

●	Supports and enhance nutritional biochemical activities (nutrient absorption and waste metabolism).
●	Breaks down or oxidised toxins and waste material to promote cellular detoxification and improve blood circulation.
●	Increases cellular respiration and energy production to reduce fatigue and maintain energy level.
●	Increases oxygen level in body cells to create a high oxygen environment in the body, which possibly help to prevent the growth of harmful pathogens that contribute to diseases.
●	Provides sufficient antioxidants that act as a superior scavenger of free radicals, to strengthen the body cells resistance against oxidative damages.

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

Benefits:

●	Strengthens the bone system and promote better bone development.
●	Strengthens the teeth structure and prevent teeth damages.
●	Provides abundant of ionic calcium and magnesium to prevent chronic diseases through better blood circulation and acid-base regulation.
●	Promotes better relaxing of nervous system and regulations of neurotransmitters which helps to enhance sleep quality.
●	Promotes better relaxing of muscle to prevent muscle soreness and cramps.

ATP4 Omega Blend

ATP4 Omega Blend is a proprietary oil blend that is rich in undamaged polyunsaturated essential fatty acid, which is fully extracted from plant-based ingredients. It provides a bio-effective balance of both essential fatty acids, Omega 3 and Omega 6 which are the important structural components of cell membranes that cannot be synthesized by humans.

Benefits:

●	Regulates cholesterol and triglycerides levels to promote better blood circulation.
●	Regulates inflammation, the unifying component of many diseases, and enhance cell repairing activities.
●	Regulates hormones production and functions in the body through supplies of the balanced ratio of Omega 3 and Omega 6.
●	Promotes healthy functioning of the brain through the maintenance of healthy impulse transmission in brain cells that is crucial for memory and learning ability.

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

Benefits:

●	Strengthens the function of immune cells to build up a better immune response of body for external and internal protections
●	Promotes better cell repairing and regulate inflammatory responses in wound healing.
●	Enhances the function of immune cell against damages caused by radiation.
●	Helps to normalize blood sugar levels.

AGN-Vege Fruit Fiber

AGN-Vege Fruit Fiber is the special nutrition-based formula for intestines and stomach. It consists of four most essential components for gastrointestinal health effects such as fiber, probiotic the “friendly bacteria”, prebiotic fructooligosaccharides (FOS) as well as digestive enzymes.

Benefits:

●	Promotes better bowel movement and prevent low-fiber diet-induced constipation.
●	Maintains bowel health. FOS helps increase intestinal bifidobacteria and helps maintain a good intestinal environment.
●	Slows the absorption of sugar and lipid into the bloodstream which helps improve blood sugar and cholesterol level.
●	Induces better satiety, which results in reduced total food intake and helps in achieving an ideal weight management.

AGP1-Iron

AGP1-Iron is the purest and most advanced Colloidal Iron that is sourced from the remains of an ancient rainforest which contains the most active plant-based element from nature. The colloidal nanosized iron provides high zeta potential promotes better absorptivity and cellular iron uptake through the ion channel.

Benefits:

●	Promotes better hemoglobin production to improve iron deficiency anemia.
●	Iron is a component of hemoglobin in red blood cell which carries oxygen to all part of the body. Therefore, it helps to improve blood circulation and prevent some oxygen deficiency symptoms through enhancement of oxygen delivery and nutrient circulation as well as toxins excretion.
●	Iron is a factor in red blood cell formation. It promotes hemoglobin production hence is suitable especially for women and individual who experienced accidental bleedings.

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

Benefits:

●	Enhances the production of bio-energy ATP and metabolism, which aids in reducing body fat accumulation and promote strong muscles building.
●	Stimulates the production of collagen to restore skin elasticity and reduce wrinkles.
●	Reduces pigmentation and dark spots on face caused by hormonal imbalances.
●	HGH builds and repairs tissues and thus has an effect on hair cells at the hair root to promote healthy hair growth.
●	Enhances memory and cardiovascular function and prevent various chronic diseases due to HGH deficiency.

BEAUNIQUE Mito+ and Mitogize

We discontinued ATP Regal Mitogize on October 1, 2019. In its stead, an enhanced formula, the BEAUNIQUE Mito+ was introduced in November 2019. As a strong antioxidant drink with great flavor and taste, the preeminence of BEAUNIQUE Mito+ is its ability to further protect and stimulate mitochondria (the membrane-bound organelles which produces energy for cells) in cellular energy (ATP) production with the added advantage of fewer total sugars and calories. The new formula is comprised of 11 food groups, including potent mangosteen skin extract. Backed by advanced scientific research and tested on 88 nutrigenomic profiles, the new formulation revealed enhanced antioxidant properties. 96.34% DPPH Radical Scavenging activity, an approximate 22% increase compared to Mitogize.

Benefits:

Cellular health
●	Effective antioxidants to protect from cellular oxidative damages.

Immune health
●	Enhanced adaptive immune response.
●	Provides anti-inflammatory functionality.
●	Strengthens immunity against bacteria and viruses.

Metabolic health
●	Reduces the risk of obesity.
●	Reduces the risk of vascular diseases.
●	Reduces the risk of Type II Diabetic.

Brain health
●	Reduces the risk of neurodegenerative diseases.

Skin health
●	Systemic photoprotection.
●	Reduces dark spot formation.
●	Alleviates skin wrinkle and inflammation induced by UV-B irradiation.

ORYC-Organic Youth Care Cleansing Bar

ORYC-Organic Youth Care Cleansing Bar is a natural, organic cleansing soap for skin. It contains pure Australian-accredited natural and organic plant oils acting as a high quality and natural skin lubricant. It maintains the softness of the skin while promoting skin beauty and radiance.

Benefits:

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

ÉNERGÉTIQUE

The following is a list of our ÉNERGÉTIQUE products:

N°1 Med-Hydration

Formulated with the patented Sea Grape (Caulerpa lentillifera) extract, the N°1 Med-Hydration enhances skin moisture and luminosity. This treatment effectively improves the moisture content of the inner skin layer and rejuvenate the skin barrier function to avoid moisture loss.

Benefits:

●	Locking the skin moisture and nutrients, strengthening the skin barrier function and boosting the skin’s moisture level.
●	Increases the skin’s natural moisturizing factor (PCA) and skin layer glycoprotein connectivity to maintain the skin’s moisture.
●	Effectively retains water, provides moisturization, restores skin elasticity, and promotes the growth of fibroblasts for moisturization, removes dryness, regains skin’s elasticity and smoothness.
●	Delivers an instant boost of skin moisture content up to 45.7% in just 5 minutes of application and synergistically ensuring a profound and long-lasting skin moisturization and hydratio n.

N°2 Med-Whitening

Formulated with patented Peach Blossom Stem Cell Extract, the N°2 Med-Whitening has clinically shown its efficacy in inhibiting the melanin synthesis, down-regulating the melanin synthesis gene, boosting skin moisture level and protecting skin against UV radiation.

Benefits:

●	Suppresses melanin production and fight against UV radiation to protect skin cells and result in whitening effect.
●	Stimulates interstitial hyperplasia cell and helps in increasing the moisturizing ceramide by 7.4 times in order to remove skin roughness and smoothing skin.
●	Enhances the skin brightness up to 6.3% in just 5 minutes of application and synergistically rejuvenate a profound and long-lasting skin ability in anti-UV damage.

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

Benefits:

●	Suppresses the skin collagen glycation process, reduces collagen loss, and enhancing collagen secretion.
●	Repairs the dead skin tissue, smooth wrinkles to restore the smoothness and health of the skin.
●	Prevents wrinkles formation and providing the essential skin moisture content.
●	Boosts skin elasticity by up to 14.4%. and improve sagging skin by 135 in just 5 minutes of application.

ÉNERGÉTIQUE Hyaluronic Acid (HA) Serum

Formulated with four functional hyaluronic acid and a unique peptide, this scientifically advanced and intensive quintuple action serum proven to deliver 5Rs dermal benefits. Filled in an innovative yet convenient and hygienics syringe packaging, this HA serum also ensure consumer-perceivable benefits for every skin type.

5
QUINTUPLE
ACTION
UNIQUE
ÉNERGÉTIQUE
AGAPE ATP
ÉNERGÉTIQUE™
HYALURONIC ACID
SERUM
HYDRATION

Benefits:

●	REBALANCE - Hydrates the skin surface by forming a protection layer and keep skin moisturized even after cleansing
●	RECOVER – Repairs the out-balanced lamellar layer to act as barrier to prevent skin moisture from evaporation
●	REGENERATE - Promotes the production of Type I pro-collagen and boost skin’s own production of Hyaluronic Acid up to 3 times
●	REHYDRATE - Nano-sized particles with high capacity of water-holding allow deep penetration and bestows moisture from inside the skin. Long-lasting moisture retention up to 72 hours
●	REMODELLING - Proven to increase skin firmness +200% (cheek, under-eye and neck). Enhance skin viscoelasticity to improves skin roughness

ÉNERGÉTIQUE Mousse Facial Cleanser

Formulated with the mildest surface-active agents available on the market, this facial cleanser was designed to deliver a distinct A to E cleansing benefits to consumers. The unique mousse like-foam delivers a comfortable and soft feeling of the skin during and after use without compromising the moisturizing level and viscoelastic properties of the skin.

Benefits:

1.	All Skin Type

	●	Hypoallergenic
	●	Non-comedogenic

2.	Balance

	●	pH-balanced formula with buffer capacity at pH 5.5 of the skin.

3.	Comfortable

	●	Mild to skin and eyes without irritating or drying your skin
	●	Comfortable and soft feeling – prolonged comfortable to skin before and after use. Accidental consuming would not be harmful to your body.

4.	Dense

	●	Mousse-like foam very fine porous foam and smooth skin-feel during use

5.	Effortlessly

	●	Easily remove light makeup, dirt and impurities.
	●	Easy to rinse with no residual.

BEAUNIQUE

The Company’s BEAUNIQUE product series focuses on the research of our diet’s impact on modifying gene expressions in order to address genetic variations and deliver personalized nutrigenomic solutions for every individual.

Trim+

Trim+ is the first product launched under this series, which utilizes advanced technology to extract patented active ingredients in foods. Trim+ has been scientifically proven to be effective in inhibiting the activities of carbohydrates digestive enzymes, which results in a reduction of the breakdown and absorption of sugars.

Benefits:

●	Reduces total carbohydrates calories intake with scientifically proven effect on weight management.
●	Regulates blood sugar levels with scientifically proven efficacy.
●	Improves cellular uptake of sugars for bioenergy ATP production.
●	Maintains insulin hormone balance and helps prevent diabetes.
●	Improves blood lipids compositions and helps prevent cardiovascular disease.

DSY Wellness

On November 11, 2021, Agape ATP Corporation (Labuan) formed a joint-venture entity, DSY Wellness with Mr. Steve Yap following which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies. The establishment of DSY Wellness is a further expansion of our business into the health and wellness industry. DSY Wellness offers health consultancy and advice, as well as nutritional supplements at medical dosages, as prescribed by in-house nutritional practitioners.

Our Business Model

We believe that the direct-selling channel is ideally suited to marketing our products, because sales of health solution and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education and motivate consumers to begin and maintain wellness and weight management programs. In addition, by using our products themselves, distributors can provide first-hand testimonials of product effectiveness, which can serve as a powerful sales tool.

We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through the sale of quality, innovative products to health-conscious consumers. We believe the income opportunity provided by our bonus program appeals to a broad cross-section of our members, particularly those seeking to supplement family income, start a home business or pursue entrepreneurial, full and part-time, employment opportunities. Our distributors, who are all independent third parties, profit from selling our products and also earning bonuses through performance of their network group, the establishment of their own network group and the performance of distributors recruited under their own network group. Top performing distributors with their own physical stores may also become stockists of the company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory in their store premises, with the requirement that all product sales are monitored through our centralized stock tracking system and accounted back to us. The stockists have the option of returning or exchanging any unsold inventory consigned to them.

We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, product-training seminars, workshops and participation in routine promotional activities.

We are committed to providing professionally designed educational training materials that our distributors can use to enhance recruitment and to maximize their sales. We conduct several training sessions per year to motivate our distributors. These training events teach our distributors not only how to develop invaluable business-building and leadership skills, but also how to differentiate our products with their consumers, including information sessions presented by in-house nutritional consultants.

Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. In addition, we are also developing an e-marketing and e-trading platform allowing for marketing and trading of products to members, as well as online recruitment of new members and to provide direct sales to customers.

We are committed to providing our distributors with quality products to help them increase sales and recruit additional distributors. We leverage our team of in-house nutritional consultants with rich experience gained in the area of nutrition, in collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. This review team is headed by the Head of Product Development. We then communicate our findings and proposals to third-party suppliers to improve formulations, to bring about new products for distributors and members who are ready to market to end-users.

We place a strong emphasis on the science of nutrition. We have obtained the appropriate authorizations from the Food Safety and Quality Division, and the National Pharmaceutical Regulatory Agency of the Ministry of Health, Malaysia for all our products. Whenever products are purchased for inventory replenishment, samples are randomly selected from every batch for testing at laboratories registered with the Ministry of Health Malaysia.

Our Customers

General

We provide health and wellness products and advisory services to health-conscious customers in the Malaysian market. Such customers are able to enjoy membership discounts across all our products by becoming a member.

Our distributors enjoy further discounts on all of our products. Besides our three sales branches located in Kuala Lumpur, Johor Bahru and Ipoh, our products are all distributed to customers and members by our distributor’s networks, which are comprised of three stockists who are also independent distributors, whose store premises are located in two other locations in Malaysia.

We believe that our products are particularly well-suited for direct distribution because the sale of health and nutrition products are strengthened by ongoing personal contact between retail customers and distributors. We believe our continued commitment to source quality science-based products will enhance our ability to attract new customer, as well as increase the productivity and retention of our distributors.

Structure of the membership program

Our customers are able to become lifetime members by paying a one-time membership fee with the purchase of specific products. Doing so allows the customer to enjoy membership discounts on all our products.

Members who accumulate a predetermined number of purchases are automatically promoted to become a distributor of the Company. Other than helping distributors achieve physical health and wellness through the use of our products, we offer our distributors, who are independent third parties, bonuses based on various performance factors. Distributors are required to maintain a predetermined number of purchases per year in order to maintain their distributor status.

Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory in their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The stockists shall have the option to either return or exchange the Company’s inventory consigned to them that are unsold.

The following table sets forth the number of members and distributors at the date indicated:

	Number of Distributors	Number of Members	Total Number of Distributors and Members
As at December 31, 2022	56,459	72,160	128,619

Distributors’ and members’ earnings

Distributors and members earn profits from the sales of our products to customers. Distributors enjoy additional discounts compared to members, allowing them to earn higher direct profits through the differences in pricing when selling products they bought at distributors’ prices which are more favorable than member’s prices to customers.

Members are encouraged to build their respective network group. Members are promoted to distributors if they manage to recruit the requisite number of members; and the network group is able to achieve set sales targets. Other than preferential distributor pricing for the purchase of the Company’s products, distributors enjoy bonuses from the collective performance of their network group. There are several levels of distributors depending on the size and the collective sales performance of their respective network group. Each level affords bonus benefits in a different form in ascending order. A higher-level distributor will be compensated with higher returns in the form of bonus entitlements.

Distributors and members motivation and training

We believe that motivation, inspiration and training are key elements in the success of sales via network group marketing. Together with our distributors and members, we have established a consistent schedule of gatherings to support those needs. We conduct several training sessions per year to educate and motivate our distributors and members. The training sessions are typically presented by in-house staff with suitable background in nutrition, in order to provide key nutrition information about our products, as well as providing workshops to promote presentation skills to attending participants.

Our Suppliers

Currently, all of our products are acquired from unrelated third parties located in Australia, the United States, Germany and Malaysia, and rebranded by us. Due to the high costs associated with research and development of nutrition and health products, we do not maintain any facilities to produce our products. We have no expenditures or expenses relating to research and development of our product. We leverage our team of in-house nutritional consultants with rich experience gained in the area of nutritionist work, in collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. We then communicate our findings and proposals to third-party suppliers to improve formulations and to bring about new products for distributors and members who are ready to market to end-users.

Up to the year ended December 31, 2020, we purchased from Agape S.E.A. Sdn Bhd, one of our largest suppliers, through the SEA Supply Agreement. For more information, please see “The SEA Supply Agreement” below. For the year ended December 31, 2022, we purchased from our three largest suppliers through purchase order forms which included customary terms including unit price, quantity, total price of the orders, and order lead times. We did not enter into any long term supply agreements with our major suppliers for the years ended December 31, 2022 and 2021.

The SEA Supply Agreement

Agape S.E.A Sdn Bhd is a dietary supplement company founded in Malaysia. We originally entered into the SEA Supply Agreement with Agape S.E.A. Sdn Bhd, in May 2018, which was one of our largest suppliers at the time. Under the SEA Supply Agreement we purchased dietary supplement products and skincare products from Agape S.E.A.

The following summarizes the major terms of the SEA Supply Agreement:

Sales of Goods:	The agreement stipulates the type of goods sold, transported and delivered, with a minimum quantity per order between 5,000 to 10,000 units per order.

Purchase price:	The agreement stipulates that the Company shall place order for goods using a purchase order. The purchase prices under the SEA Supply Agreement are based on and in accordance with each purchase order. Agape S.E.A shall be responsible for all taxes in connection with the purchase of goods under the SEA Supply Agreement.

Payment:	Payment for goods is due within seven days of the date of the Agape S.E.A’s invoice, which date will not be before the date of delivery of goods.

Delivery:	The delivery date and delivery destination of each purchase shall be determined by both parties in a purchase order. Agape S.E.A. shall deliver the goods in accordance with the terms and conditions specified separately in each purchase order, including without limitation the quantity and delivery date. The Company is responsible for freight insurance arising from shipment to a single delivery destination. For destinations outside of Malaysia, the Company is also responsible for freight, freight insurance, tariffs and custom clearance fees.

Risk of Loss:	Title to and risk of loss of the goods shall pass to the Company upon shipment of the goods.

Right of Inspection	The Company shall be allowed to examine the goods once received and shall do so within fourteen days after the receipt of the goods. In the event the Company discovers any damages, shortages or other nonconformance of the goods, the Company shall notify Agape S.E.A within fourteen days specifying the basis of the claim. In the event of nonconformance, the Company has the following options:

-retuning the goods for a replacement at Agape S.E.A’s expense;-returning the goods at Agape S.E.A’s expense for a credit of the full purchase price on future transactions; or-returning the goods at Agape S.E.A’s expense for a full refund of the purchase price.

Warranties:	The buyer acknowledges that it has not relied on, and that Agape S.E.A has not made any representations or warranties with respect to the quality or condition of the goods, and is purchasing the goods on an “as is” basis.

Security Interest:	The Company grants Agape S.E.A a security interest in the goods, until the Company has paid the seller in full for the goods.

Seller Representations and Warranties:	Agape S.E.A warrants that the goods are free, and at the time of delivery will be free, from any security interest or other liens or encumbrances, and there are no outstanding titles or claims of title hostile to the rights of Agape S.E.A in the goods.

Limitation of Liability:	Agape S.E.A will not be liable for any indirect, special, consequential or punitive damages (including lost profits) arising out of or relating to this agreement or the transactions contemplated by it contemplates.

Assignment:	Neither party may not assign any of its rights or delegate any performance under the agreement, except with prior consent from the other party

Governing Law:	The terms of the agreement shall be governed by and construed in accordance with the laws of the State of England.

Breach/ Termination:	Each party has an obligation to notify the other party of any breach, and where the breach is rectifiable, the breaching party has 21 days from the date of notification of its breach to rectify.

Quality Control

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

Inventory

The Company operates a central warehouse at its head office in Kuala Lumpur, Malaysia, which typically maintains an inventory reserve of up to 6 months per product. Inventory is transferred to the Company’s sales branches via ordering through the Company’s centralized stock tracking system. Stockists of the Company are required to have physical stores, and enjoys the benefit of being able to store certain amount of inventory in their stores for convenience. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The stockists shall have the option to either return or exchange the Company’s inventory consigned to them that are unsold.

Seasonality

The Company’s business is generally not subject to any seasonality factors.

Warranty

Our products include a customer satisfaction guarantee. Under this guarantee, within 90 days of purchase, any customer who is not satisfied with our product for any reason may return it or any unused portion of it to the distributor from whom it was purchased for a full refund from the Company or credit toward the purchase of another product.

Historically, product returns have not been significant.

E-commerce system

In order to facilitate our continued growth and to support distributor activities, we continually invest and upgrade our platforms. In 2019, we invested in an initiative to establish e-commerce through the setup of e-trading of our products on an existing Malaysian e-commerce trading platform. Our e-trading initiative will be actively promoted for online recruitment of new members by existing distributors and to provide direct sales to customers. Once the E-trading platform has provided tangible results in the Malaysia market, we intend to expand the platform to other geographic markets in order to duplicate its success. We also intend to approach online social influencers as part of our marketing strategy to promote our products and our e-commerce platform.

Intellectual Property

We consider trademarks, patents and copyrights to protect our intellectual property rights critical to our success. We are the registered owner of five registered trademarks and with 1 trademark pending registration in Malaysia. We have one applied to register an additional one trademarks in Malaysia. We are also the registered owner of five domain names, namely “agapeatpgroup.com”, “agapeatpcorporation.com”, “atpsummit.com”, “agapeatpgroup.my” and “agapeatpgroup.com.my.”

Category	Registration Number	Trade Marks Logo	Ownership	Country	Effective Date and Duration
Trademark	06010456		Agape Superior Living Sdn. Bhd.	Malaysia	May 20, 2016 For 10 Years
		[Class 30]

Trademark	2017005364		Agape ATP Corporation	Malaysia	May 5, 2017 For 10 Years
		[Class 35]

Trademark	2019023588		Agape ATP Corporation	Malaysia	July 3, 2019 For 10 Years
		[Class 3]

Trademark	2019023590		Agape ATP Corporation	Malaysia	July 3, 2019 For 10 Years
		[Class 5]

Trademark	2019023589		Agape ATP Corporation	Malaysia	July 3, 2019 For 10 Years
		[Class 16]

Trademark	2019036886		Agape Superior Living Sdn. Bhd.	Malaysia	June 3, 2019 For 10 Years
		[Class 5]

Employees

As at December 31, 2022, we had 30 employees (excluding our Directors). The following table sets forth the number of employees by function:

Function	Number of employees

Senior Management	1
Business Development Department	2
Corporate Affairs Department	3
Finance Department	5
Human Resources Department	5
Operations Department	8
Product Development Department	3
Sales & Marketing Department	3
Total	30

Insurance

The Employees’ Social Security Act, 1969, Malaysia mandates employers and employees to make a monthly contribution to the Social Security Organisation, Malaysia, (“SOCSO”) for any employee who is employed for wages paid under a contract of service or apprenticeship with an employer for the purpose of providing social security protection to employees and their dependents against occupational injuries, including industrial accident, accident during emergency at the employers’ premises, occupational diseases and commuting accidents. Depending on the monthly wages earned by the employee, employers shall cause to be deducted from the respective employee’s wages, amounts that ranges between RM0.10 to RM19.75 for monthly wages between RM30 to RM4,000. The employers’ contribution corresponds to the said rates are between RM0.4 to RM69.05. Rates applicable to both the employee and employer are fixed at the maximum rate of RM19.75 and RM69.05 respectively. Employees who have attained 60 years of age are not required to contribute to the scheme. The employer’s responsibility towards this group shall be at a reduced rate which ranges between MYR0.30 to RM49.40 for the said wage band.

Other than SOCSO, effective January 1, 2018, employees and employers in the private sector are mandated to contribute to an employment insurance system, (“EIS”) under the Employment Insurance System Act, 2017. Both the employee and employer shall contribute at an equal rate at 0.2% of the employee’s wages under the scheme, subject to a maximum monthly wage rate of RM4,000. No further contribution to the scheme is required from the employee or the employer for employees who have attained 60 years of age; and employees aged 57 and above who have no prior contributions are exempted.

We do not have any third-party liability insurance to cover claims in respect of personal injury or property or environmental damage arising from accidents on our property or relating to our operations. Such insurance is not mandatory according to the laws and regulations of Malaysia. We typically do not require our distributors to purchase insurance regarding their operations. We believe this practice is consistent with customary industry standards.

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

ITEM 1A. RISK FACTORS

We are exposed to concentration risk of heavy reliance on our three largest suppliers for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the year ended December 31, 2022, we purchased $198,376, $82,434 and $79,365 from three of our major suppliers, represented approximately 53%, 22% and 21%, respectively, of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major suppliers and our continuous supplier-customer relationships with them. Our heavy reliance on our major suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

We currently do not have long term supply agreements with our three largest suppliers for the year ended December 31, 2022, and we typically make ad hoc purchases through submission of purchase order forms. There is no assurance that our major suppliers will continue to supply their products in the quantities and timeframes required by us to meet the needs of our customers or comply with their supply agreements with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our major suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected.

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

We may be unable to protect our intellectual property rights.

We rely on intellectual property laws in Malaysia and other jurisdictions to protect our trademarks. We are the registered owner of two trademarks. We have recently applied to register an additional three trademarks in Malaysia. We cannot assure you that counterfeiting or imitation of our products will not occur in the future or, if it does occur, that we will be able to address the problem in a timely and effective manner. Any occurrence of counterfeiting or imitation of our products or other infringement of our intellectual property rights could negatively affect our brand and our reputation, which in turn adversely affects the results of our operations.

Litigation to prosecute infringement of our intellectual property rights could be costly and lengthy and will divert our managerial and financial resources. We will have to bear costs of the intellectual property litigation and may be unable to recover such costs from our opposite parties. Protracted litigation could also result in our customers deferring or limiting their purchase or use of or products until such litigation is resolved. The occurrence of any of the foregoing will have a material adverse effect on our business, financial condition and results of operations.

We may incur losses resulting from product liability claims or product recalls or adverse publicity relating to our products.

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

We had previously relied on our variable interest entity, Agape S.E.A. Sdn Bhd, in Malaysia for our business operations, which may not be as effective in providing operational control or enabling us to derive economic benefits as through ownership of controlling equity interests. While we no longer rely on Agape S.E.A. Sdn Bhd for our operations, we may do so in the future.

Agape S.E.A. Sdn Bhd’s equity at risk was insufficient to finance its business activities and it provided all of the Company’s purchases during the fiscal years ended December 31, 2020 and 2019. As a result, it is considered to be a variable interest entity (“VIE”) and the Company is the primary beneficiary since it has both of the following characteristics, (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. However, the Company no longer relied on the VIE after the fiscal year ended December 31, 2020. For the years ended December 31, 2022 and 2021, Agape S.E.A. Sdn Bhd did not provide any purchase to the Company. In addition, Agape S.E.A.’s impact to our consolidated financial statements constitutes less than 1% of our total consolidated assets. While the Company have not made any purchases from the VIE for the year ended December 31, 2022, we may expect to continue to rely on ASL’s beneficiary ownership structure with Agape S.E.A. to operate our business. If we fail to continue our beneficiary ownership structure with Agape S.E.A. in the future, it could have a material adverse effect on our financial condition and results of operations.

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

In connection with the audit of our consolidated financial statements as of December 31, 2022, we identified three “material weaknesses”, and other control deficiencies including significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the Company were: (i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of proper IT policies and procedures developed for system change management, user access management, backup management and service organization management.

We have taken measures and plan to continue to take measures to remedy these material weaknesses. The measures that we are planning to take include, but not limited to, hiring of suitable IT personnel to develop and implement proper IT policies and procedures for system change management, user access management, backup management and service organization management, form an internal audit function and have plans to hire internal auditors to strengthen our overall governance. All internal auditors will be independent of our operations and will report directly to the audit committee. The implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting, and we cannot conclude that they have been fully remedied. Our failure to correct theses material weaknesses or our failure to discover and address any other material weaknesses could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

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

Our failure to comply with anti-corruption laws and regulations, or effectively manage our employees, customers and business partners, could severely damage our reputation, and materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to risks in relation to actions taken by us, our employees, third-party customers or third-party suppliers that constitute violations of the anti-corruption laws and regulations. While we adopt strict internal procedures and work closely with relevant government agencies to ensure compliance of our business operations with relevant laws and regulations, our efforts may not be sufficient to ensure that we comply with relevant laws and regulations at all times. If we, our employees, third-party customers or third-party suppliers violate these laws, rules or regulations, we could be subject to fines and/or other penalties. Actions by Malaysia regulatory authorities or the courts to provide an alternative interpretation of the laws and regulations or to adopt additional anti-bribery or anti-corruption related regulations could also require us to make changes to our operations. Our reputation, corporate image, and business operations may be materially and adversely affected if we fail to comply with these measures or become the target of any negative publicity as a result of actions taken by us, our employees, third-party customers or third-party suppliers.

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

We may not be able to manage the growth of our business and our expansion plans and operations or implement our business strategies on schedule or within our budget, or at all.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. In 2023 we plan to increase our revenue stream from health solution advisory services from our “ATP Zeta Health Program”, “ENERGETIQUE” and “BEAUNIQUE” series to align with our growth strategies. Any expansion may increase the complexity of our operations and place a significant strain on our managerial, operational, financial and human resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We cannot assure you that we will be able to effectively manage our growth or to implement all these systems, procedures and control measures successfully. Furthermore, the anticipated benefits from these growth initiatives, strategies and operating plans are based on assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits that we expect to achieve or it may be more costly to do so than we anticipate. If, for any reason, we are not able to manage our growth effectively, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affects our operations or costs more or takes longer to effectuate than we expect, and/or if our assumptions prove to be inaccurate, our business and prospects may be materially and adversely affected.

In addition, we may seek and pursue opportunities through joint ventures or strategic partnerships for expansion from time to time, and we may face similar risks and uncertainties as listed above. Failure to properly address these risks and uncertainties may materially and adversely affect our ability to carry out acquisitions and other expansion plans, integrate and consolidate newly acquired or newly formed businesses, and realize all or any of the anticipated benefits of such expansion, which may have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a limited operating history in the Malaysia health and wellness industry, which makes it difficult to evaluate our future prospects.

We launched our ATP Zeta Super Health Program business in June 2016, the same month in which our Company was incorporated, followed by our ENERGETIQUE” and “BEAUNIQUE” series in July 2018 and March 2019, respectively, and thus, we have a limited operating history. We have limited experience in most aspects of our business operation, such as sourcing products for and offering advisory services on all the three programs. As our business develops and as we respond to competition, we may continue to introduce new product and services offerings and make adjustments to our existing product line and services and to our business operation in general. Any significant change to our business model that does not achieve expected results may have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.

The Malaysia health and wellness industry may not develop as expected. Prospective retail and corporate customers may not be familiar with the development of the market and may have difficulties distinguishing our products from those of our competitors. Convincing prospective customers or distributors of the value of our products or services is important to the success of our business. The risk of failing to convince potential customers or distributors to purchase products or services from us may result in the failure of our business plan. Many customers or distributors may not be interested in purchasing products and services we sell because there is no certainty that our business will succeed.

You should consider our business and prospects in light of the risks and challenges we encounter or may encounter given the rapidly evolving market in which we operate and our limited operating history. These risks and challenges include our ability to, among other things:

●	manage our future growth;
●	increase the utilization of our products by existing and new customers;
●	maintain and enhance our relationships with customers and distributors;
●	improve our operational efficiency;
●	attract, retain and motivate talented employees;
●	cope with economic fluctuations;
●	navigate the evolving regulatory environment; and
●	defend ourselves against legal and regulatory actions.

Our historical growth rates may not be indicative of our future growth. If we are unable to manage the growth and increased complexity of our business, fail to control our costs and expenses, or fail to execute our strategies effectively, our business and business prospects may be materially and adversely affected.

Our historical growth rates may not be indicative of our future growth, and we may not be able to generate similar growth rates in future periods. Our revenue growth may slow, or our total revenues may decline for a number of possible reasons, including change in consumers’ preferences, changes in regulations and government policies, increasing competition, emergence of alternative business models, and general economic conditions.

Our total revenues increased by approximately 82.6% from approximately $1.0 million for the year ended December 31, 2021 to approximately $1.9 million for the year ended December 31, 2022. Our gross profit increased by approximately 65.4% from approximately $0.7 million for the year ended December 31, 2021 to approximately $1.2 million for the year ended December 31, 2022.

If our growth rate declines, investors’ perceptions of our business and business prospects may be materially and adversely affected and the market price of our shares could decline.

Our lack of insurance could expose us to significant costs and business disruption.

The health and wellness industry in Malaysia is a mature market. We currently do not have any product liability or disruption insurance to cover our operations in Malaysia or overseas, which, based on public information available to us relating to Malaysia-based health and wellness companies, is consistent with customary industry practice in Malaysia. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. If we suffer any losses, damages or liabilities in the course of our business operations, we may not have adequate insurance coverage to provide sufficient funds to cover any such losses, damages or product claim liabilities. Therefore, there may be instances when we will sustain losses, damages and liabilities because of our lack of insurance coverage, which may in turn materially and adversely affect our financial condition and results of operations.

A decline in general economic condition could lead to reduced consumer demand and could negatively impact our business operation and financial condition, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits, including spending for health-related products and services we sell, are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the performance of third-party contractors.

We engaged third-party contractors to carry out logistics services. We endeavor to engage third-party companies with a strong reputation and track record, high performance reliability and adequate financial resources. However, any such third-party contractor may still fail to provide satisfactory logistics services at the level of quality or within the timeframe required by us or our customers. While we generally require our logistics contractors to fully reimburse us for any losses arising from delay in delivery or non-delivery, our results of operation and financial condition may be adversely affected if any of the losses are not borne by them. If the performance of any third-party contractor is not satisfactory, we may need to replace such contractor or take other remedial actions, which could adversely affect the cost structure and delivery schedule of our products and services and thus have a negative impact on our reputation, financial position and business operations. In addition, as we expand our business into overseas markets, there may be a shortage of third-party contractors that meet our quality standards and other selection criteria in such locations and, as a result, we may not be able to engage a sufficient number of high-quality third-party contractors in a timely manner, which may adversely affect our delivery schedules and delivery costs and hence our business, results of operations and financial conditions.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

There is no guarantee that in the future we will generate enough profits to support our business. Although we believe that our anticipated cash flows from operating activities together with cash on hand will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next twelve months, we cannot assure you this will be the case. We may need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Adverse developments in our existing areas of operation could adversely impact our results of business, results of operations and financial condition.

Our operations are focused on utilizing our sales efforts which are principally located in Malaysia. As a result, our results of operations, cash flows and financial condition depend upon the demand for our products in Malaysia. Due to the lack of broad diversification in industry type and geographic location, adverse developments in our current segment of the industry, or our existing areas of operation, could have a significantly greater impact on our business, results of operations and financial condition than if our operations were more diversified.

An overall decline in the health of the economy and other factors impacting consumer spending, such as natural disasters, outbreak of viruses, illnesses, infectious diseases, contagions and the occurrence of unforeseen epidemics may affect consumer purchases, reduce demand for our products and materially harm our business, results of operations and financial condition.

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, including but not limited to, general current and future economic and political conditions, consumer disposable income, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism, active shooter situations, outbreak of viruses, illnesses, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) and consumer perceptions of personal well-being and security. For example, in recent years, there have been outbreaks of epidemics in various countries, including Malaysia. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19), which has spread rapidly to many parts of the world, including Malaysia. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The epidemic has resulted in intermittent quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia.

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations were adversely affected as a result of the implementation of Movement Control Order (MCO) by the Malaysian government. The impact on the company as a result of the MCO includes:

●	temporary closure of offices and travel restrictions prevented the company and our distributors from organizing offline events, which in turn stalled our marketing effort;
●	temporary suspension of product supplies to our distributors and members due supply chain disruption as our suppliers and logistics providers faced disruption and delay in their operation; and
●	the COVID-19 outbreak has resulted in a decline in overall economic environment, which in turn lower the spending power of the consumer and consequently, the revenue of the company.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time. There is no guarantee that our total revenues will grow or remain at the similar level year over year in the fiscal year 2023. We may have to record downward adjustments or impairment in the fair value of investments in the fiscal year 2023, if conditions have not been significantly improved and global stock markets have not recovered from recent declines.

In general, our business could be adversely affected by the effects of epidemics, pandemic or, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as flood or hazardous air pollution, or other outbreaks. In response to an epidemic, severe weather conditions, or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impact arising from a severe condition may cause business disruption, resulting in material, adverse impact to our financial condition and results of operations.

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

Substantially all of our revenues are concentrated in Malaysia. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Malaysia and global economy in general. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions, financial impact of our customers or suspension supplies may negatively affect, and could continue to negatively affect, the demand for our products;

●	our customer may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We may have to provide significant sales incentives to our sole customer during the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing us or our suppliers to cease manufacturing for a period of time or materially delay delivery to our customers, which may also lead to loss of our customers; and

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak and the marketable securities that we have invested in could be materially adversely affected, which may lead to significant impairment in the fair values of our investments and in turn materially adversely affect our financial condition and operating results.

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

We operate in a highly competitive market. If we do not compete effectively, our prospects, operating results, and financial condition could be materially and adversely affected.

The health and wellness market in Malaysia is a mature and a highly competitive market, with companies offering a variety of competitive products and services. We expect competition in our market to intensify in the future as new and existing competitors introduce new or enhanced products and services that are potentially more competitive than our products and services. The health and wellness market has a multitude of participants in the domestic market, including, but not limited, to retail health supplement providers, pharmaceutical companies, and network marketing company which supply health supplement products, such as Elken Group, USANA Group, NHF Group, Young Living, Jeunesse Global Holdings LLC, USA, Shaklee Corporation, VASAYO LLC, Amway Corporation, Sami Direct, Kyäni, Inc., Melaleuca, Inc.

We believe many of our competitors and potential competitors may have significant competitive advantages, including but not limited to, longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products and services, larger and broader customer bases, more established relationships with a larger number of suppliers, greater brand recognition, ability to leverage stores which they may operate, and greater financial, research and development, marketing, distribution, and other capabilities and resources than we do. Our competitors and potential competitors may also be able to develop products and services that are equal or more superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. If we are not able to compete effectively against our current or potential competitors, our prospects, operating results, and financial condition could be materially and adversely affected.

Risks Related to Doing Business in Malaysia

Developments in the social, political, regulatory and economic environment in Malaysia may have a material adverse impact on us.

Our business, prospects, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism, nullification of contract, changes in interest rates, imposition of capital controls and methods of taxation.

Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition, results of operations and prospects. The Malaysian economy registered modest growth of approximately 8.7% and 3.1% in 2022 and 2021 respectively, according to the Department of Statistics Malaysia. Although the overall Malaysian economic environment (in which we predominantly operate) appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty.

Furthermore, on March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. To help counter the transmission of COVID-19, from March 18, 2020 to April 26, 2022, the government of Malaysia initiated (i) Movement control orders (“MCO”), . The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. (ii) Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia. (iii) Recovery Movement Control Order (“RMCO”). At the height of the pandemic, on January 12, 2021, the Malaysian government even declared a state of emergency nationwide to combat COVID-19. On April 27, 2022, the Malaysian government announced the country had entered into the endemic phase with further easing of restrictions. We are witnessing the adverse impact on the purchasing power of consumers in Malaysia, where our products are mainly sold as a direct result of the prolonged pandemic. A such, the extent to which the coronavirus may continue to adversely impact the Malaysian economy is uncertain. In the event that the Malaysia economy suffers, demand for our products may diminish, which would in turn result in our profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

We are subject to foreign exchange control policies in Malaysia.

The ability of our subsidiaries to pay dividends or make other payments to us may be restricted by the foreign exchange control policies in the countries where we operate. For example, there are foreign exchange policies in Malaysia which support the monitoring of capital flows into and out of the country in order to preserve its financial and economic stability. The foreign exchange policies are administered by the Foreign Exchange Administration, an arm of Bank Negara Malaysia (“BNM”), the central bank of Malaysia. The foreign exchange policies monitor and regulate both residents and non-residents. Under the current Foreign Exchange Administration rules issued by BNM, non-residents are free to repatriate any amount of funds from Malaysia in foreign currency other than the currency of Israel at any time (subject to limited exceptions), including capital, divestment proceeds, profits, dividends, rental, fees and interest arising from investment in Malaysia, subject to any withholding tax. In the event BNM or any other country where we operate introduces any restrictions in the future, we may be affected in our ability to repatriate dividends or other payments from our subsidiaries in Malaysia or in such other countries. Since we are a holding company and rely principally on dividends and other payments from our subsidiaries for our cash requirements, any restrictions on such dividends or other payments could materially and adversely affect our liquidity, financial condition and results of operations.

Economic, market and political developments in the countries where we operate could have a material and adverse effect on our business.

As with all organizations that seek to reduce business risks via geographical expansion, the economic, market and political conditions in other countries, particularly emerging market conditions in Southeast Asia, could have an influence on our business. Any widespread global financial instability or a significant loss of investor confidence in emerging market economies may materially and adversely affect our business, financial condition, results of operations, prospects or reputation.

Examples of such external factors or conditions that are outside our control include, but are not limited to the following:

●	general economic, political and social conditions in Southeast Asian markets;
●	consumer spending patterns in our key markets;
●	currency and interest rate fluctuations;
●	international events and circumstances such as wars, terrorist attacks, natural disasters and political instability; and
●	changes in legal regimes and governmental regulations, such as licensing and approvals, taxation, duties and tariffs, in key markets and abroad.

For example, the global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. For example, in 2013, the Federal Reserve Bank in the United States announced the tapering of its bond-buying program which led to a high degree of volatility in equity markets and substantial devaluations in the currencies of many emerging economies, including markets where we operate. Economic conditions in the countries where we operate might be sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in emerging markets. Furthermore, the outbreak of coronavirus disease 2019 was first reported in December 2019 in Wuhan, China. As of November 2022, Malaysia ranks #27 in the list of countries with the highest COVID-19 cases as recorded under the coronavirus statistics of the “worldometer”. Total COVID-19 cases in Malaysia hit approximately 4.9 million and associated fatality of 36,566. These figures are huge relative to the small size economy of the country. We are witnessing the adverse impact on the purchasing power of consumers in Malaysia, where our products are mainly sold as a direct result of the prolonged pandemic.

Risks Related to our Common Stock

Volatility in our shares price may subject us to securities litigation.

The market for our shares may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We are authorized to issue an aggregate of 1,000,000,000 shares of common stock and 200,000,000 shares of preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital-raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and annual revenues of less than $50.0 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 6 properties ranging from approximately 2,500 to 11,900 square feet in Kuala Lumpur, Johor Bahru and Ipoh which primarily carry out the functions of a staff accommodation, warehouse, office, service centers and sales branches in different regions of Malaysia.

Business support services are primarily rendered from:

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

Holders

As of December 31, 2022, we had 75,452,012 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,296 record holders of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the year ended December 31, 2022.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Years Ended December 31,
	2022	2021

Revenue	$1,856,564	$1,016,962
Net loss attributable to Agape ATP Corporation	$(1,686,899)	$(2,524,244)
Loss per share – (basic and diluted)	$(0.02)	$(0.01)

	As of December 31,
	2022	2021

Total assets	$2,791,749	$4,724,535
Total liabilities	$1,229,295	$1,411,899

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation (“AATP LB”), a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia.

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited (“AATP HK”), a company incorporated in Hong Kong.

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

Results of Operation

For the years ended December 31, 2022 and 2021

Revenue

We generated revenue of $1,856,564, which comprised of revenue from the Company’s network marketing business of $1,141,307 (approximately 61.5%); and revenue from the Company’s operations in the provision of complementary health therapies of $715,257 (approximately 38.5%) for the year ended December 31, 2022 as compared to $1,016,962, which the amount was solely attributable to revenue from the Company’s network marketing business for the year ended December 31, 2021. Revenue from the Company’s network marketing business increased by $124,345 or approximately 12.2%. Total revenue increased by a significant $839,602 or approximately 82.6%. The increase was predominately due to: (i) the recovery from COVID-19 in Malaysia after April 2022. The Company made progress in revenue generating as Malaysia, where the Company’s operations predominantly reside, has moved to a COVID-19 endemic phase with minimal restrictions on businesses and people movements in the country; and (ii) the Company’s operations in the provision of complementary health therapies since February 2022.

Cost of Revenue

Cost of revenue for the year ended December 31, 2022 amounted to $666,042 as compared to $297,333 for the year ended December 31, 2021, representing a significant increase of $368,709 or approximately 124.0%. The significant increase was in line with the increase in revenue as explained in the above.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the year ended December 31, 2022 amounted to $1,190,522, represented a gross margin of approximately 64.1%, as compared to $719,629 for the year ended December 31, 2021, which was equivalent to a gross margin of approximately 70.8%. The decrease in gross margin was predominantly due to a lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business; and promotional activities undertaken by the Company to increase revenue from its network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses and provision for doubtful accounts.

Selling expenses

Selling expenses for the year ended December 31, 2022 amounted to $361,414 as compared to $394,682 for the year ended December 31, 2021, a decrease of $33,268 or approximately 8.4%. The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. The decrease in selling expenses was predominantly due to decrease in salaries and benefits expenses.

Commission expenses

Commission expenses were $405,351 and $316,267 for the years ended December 31, 2022 and 2021, respectively, representing an increase of $89,084 or approximately 28.2%. The increase in commission expenses was in line with the increase in revenue.

General and administrative expenses (“G&A expenses”)

G&A expenses for the year ended December 31, 2022 amounted to $1,957,023, as compared to $1,745,734 for the year ended December 31, 2021, representing an increase of $211,289, or approximately 12.1%. The increase in G&A expenses was mainly due to G&A expenses associated with the provision of complementary health therapies. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Provision for doubtful accounts

Provision for doubtful accounts were $0 and $121,514 for the year ended December 31, 2022 and 2021, respectively. The provision for doubtful accounts was in respect of prepayments to a supplier. As the Company’s attempts to recover the prepayments were futile, the entire provision for doubtful accounts of $121,514 was written-off during the year ended December 31, 2022.

Other (Expenses) Income

For the year ended December 31, 2022, we recorded an amount of $136,868 as other expenses, net as compared to $529,045 other expenses, net for the year ended December 31, 2021, representing a significant decrease of $392,177, or approximately 74.1%, in other expenses, net. The net other expenses of $136,868 incurred during the year ended December 31, 2022 comprised of other expenses of $79,539, interest income of $16,190 and unrealized holding loss on marketable securities of $73,519. The net other expenses of $529,405 incurred during the year ended December 31, 2021 comprised of other expense of $68,323, interest income of $25,570, unrealized holding loss on marketable securities of $505,231 and dividend income from marketable securities of $18,939. The significant decrease of other expenses, net was mainly due to the decrease of unrealized holding loss on marketable securities as a result of market price changes during the year of those investments held by the Company.

Benefit of (Provision for) Income Taxes

We had benefits of income taxes of $4,055 and provision for income taxes of $137,067 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, our operations in Malaysia recorded benefits of income taxes due to reversal of overprovision of taxes in prior years.

During the year ended December 31, 2021, we had provision for income taxes of $114,862 due to certain permanent items required for the income taxes provision in Malaysia jurisdiction after our Malaysia local tax audit and had provision for income taxes of $22,205 on U.S. GILTI taxes provision.

Net Loss

We generated a net loss of $1,666,079 for the year ended December 31, 2022, as compared to $2,524,680 for the year ended December 31, 2021, a decrease of $858,601 or approximately 34.0%, predominately due to reasons as discussed above.

Liquidity and Capital Resources

Malaysia, where the operations of the Company predominantly reside, officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 and 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

Albeit a lengthy 3 years in the COVID-19 pandemic and living alongside COVID-19, there could still be supply chain disruptions. From our experiences operating under the much-restricted COVID-19 environment, we have modified our methods of operations, to build in sufficient buffer in the management of inventories. We may experience slight delay in products delivery lead time but barring unforeseen circumstances, the setback should be temporary.

We are currently operating primarily in Malaysia and anticipate expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. Now that most nations are living alongside COVID-19, we will re-assess our plans to set up offices in the countries in which we operate to better service our customers.

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at similar levels year over year in 2023 and beyond.

As of December 31, 2022, we had working capital of $799,239 consisting of cash and cash in bank of $523,619 and time deposits of $914,811 as compared to working capital of $2,599,281 consisting of cash and cash in bank of $622,501 and time deposits of $1,975,347 as of December 31, 2021. The Company had a net loss of $1,666,079 for the year ended December 31, 2022 and accumulated deficits of $4,945,586 as of December 31, 2022 as compared to net loss of $2,524,680 for the year ended December 31, 2021 and accumulated deficits of $3,258,687 as of December 31, 2021.

In assessing our liquidity and going concern, management is projecting that the company’s revenue will revert to pre-pandemic level, generating sufficient cash therefrom to cover our operating expenses.

If our Company is unable to generate sufficient cash flow within the normal operating cycle of a twelve-month period to pay for its future payment obligations, we may have to consider supplementing our available sources of funds through the following sources:

●	other available sources of financing from Malaysia banks and other financial institutions; and

●	financial support from our related parties and shareholders.

Based on the above initiatives, management is of the opinion that the Company shall have sufficient funds to meet its working capital requirements and debt obligations as they become due in the foreseeable future twelve months from the date of issuance of this Annual Report. However, there is no assurance that management will be successful in its plans.

The following summarizes the key components of our cash flows for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
	2022	2021

Net cash used in operating activities	$(811,683)	$(845,842)
Net cash used in investing activities	(32,119)	(3,959)
Net cash used in financing activities	(234,466)	(19,061)
Effect of exchange rate on cash and cash equivalents	(81,150)	(50,890)
Net change in cash and cash equivalents	$(1,159,418)	$(919,752)

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $811,683 and were mainly comprised of the net loss of $1,666,079, the non-cash deferred tax benefit of $14,751, the increase in accounts receivables of $2,824, the increase in amount due from related parties of $3,786, the payment of operating lease liabilities of $145,197 and the decrease in other payables (including related parties) and accrued liabilities of $115,085. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $73,876, amortization of operating right-of-use assets of $144,064, the unrealized holding loss on marketable securities of $73,519, inventory write-downs of $5,307, the decrease in inventories of $343,483, the refund in prepaid taxes of $263,404, the decrease in prepayments and deposits of $89,113, the increase in accounts payable (including related parties) of $41,422, increase in customer deposits of $94,877 and increase in income tax payables of $6,974.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2022 was $32,119, the amount entirely for the purchase of equipment and intangible assets.

Net cash used in investing activities for the year ended December 31, 2021 was $3,959, the amount entirely for the purchase of equipment.

Financing activities

Net cash used in financing activities for the year ended December 31, 2022 was $234,466, the amount entirely payment of deferred offering cost.

Net cash used in financing activities for the year ended December 31, 2021 was $19,061, mainly comprised of payment of deferred offering cost of $15,210 and advances to related parties of $3,851.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets. Following are the methods and assumptions used in determining our estimates.

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2022 and 2021, the Company recognize an inventory write-downs of $5,307 and $36,241, respectively.

Impairment of long-lived assets

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

As of December 31, 2022 and 2021, the carrying amounts of operating right-of-use assets and property, plant and equipment is amounted to $81,133 and $142,149 (December 31, 2021: $237,718 and $215,799), respectively. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of December 31, 2022 and 2021.

Recognition of income taxes and allowance for deferred tax assets/liabilities

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

Critical Accounting Policies

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

Under the Company’s network marketing business, the Company issues product coupons to members and distributors when these customers made purchases above certain thresholds set by the Company. Depending on the type of product coupons issued, the coupons carry varying values and can be used by the customers for reduction in the transaction price of product purchases within the coupon validity period. The value of the product coupons issued is recorded as a reduction of the Company’s revenue account upon issuance; the corresponding amount credited to the customer deposits account. Amounts in customer deposits will be reversed when the coupons are used. The Company’s coupons have a validity period of between six and twelve months. If the Company’s customers did not utilize the coupons after the validity period, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues.

Provision of Health and Wellness services

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk. Substantially most of our revenues are denominated in the Malaysian Ringgit while most of our expenses are denominated in Malaysian Ringgit, U.S. dollar and Hong Kong Dollar. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Although in general, our exposure to foreign exchange risks should be limited, the value of an investment in our Common Stock may be affected by the foreign exchange rate between U.S. dollar and Malaysian Ringgit; and U.S. dollar and Hong Kong Dollar because the value of our business is effectively denominated in Malaysian Ringgit and Hong Kong Dollar, while the Common Stock is traded in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2022, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2022:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; (iii) lack of proper IT policies and procedures developed for system change management, backup management, user access management and service organization management.

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

To further strengthen the Company’s internal controls, we plan to initiate the following measures going forward:

1.	We intend to establish an internal audit function with assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control.

2.	Once we hire additional employees, we intend to initiate a comprehensive training program and development plan to provide ongoing company-wide trainings regarding internal control and requirements of U.S. GAAP financial statements and related disclosures, with particular emphasis on our accounting staff.

3.	Hire suitable IT personnel to develop and implement proper IT policies and procedures for system change management, backup management and service organization management.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	59	Chief Executive Officer, President, Director, Chief Operating Officer, Chairman of the board of Directors and Secretary
Andrew Lee Kam Fan	61	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Dr. How Kok Choong is our founder and serves as our Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary since 2016. Dr. How is primarily responsible for overall development and business strategies, financial, administrative and human resources affairs of the Company. Dr. How has more than 20 years of experience in the senior management roles in the health and wellness industry. From 1987 to 2016, Dr. How was with the San Hin Group of Companies and his last position held was the group chief executive officer for the group. Since August 2003, Dr. How began to work for AGAPE Superior Living International Group as the global president and continues to hold this position. Further, since September 2009, Dr. How has worked for TH3 Holdings Sdn Bhd as president. Dr. How obtained a master’s degree and a doctorate degree in Business Administrative from Newport University, USA in December 1997 and December 2000, respectively. In Malaysia, Dr. How Kok Choong was recognized by the Junior Chamber Malaysia (JCM) as an Outstanding Young Malaysian 2003, and was awarded the title of Justice of Peace of Malaysia since 2005. Dr. How Kok Choong received the Outstanding Asian Community Contribution Award in 2011, Malaysia Top Team 50 Enterprise Award in 2011 and 2016, The Contributor Award (Medical and Health Research) in 2012, “Man of The Year” in Worldwide Excellence Award in 2015, “Man of The Year” in McMillan Global Award in 2016, The Distinguished Asia Pacific Outstanding Entrepreneur Lifetime Achievement Award in 2019, World Outstanding Chinese Entrepreneur Lifetime Award in 2019 and Certified Professional Trainer of The International Professional Managers Association in 2019.

Mr. Lee Kam Fan, Andrew serves as our chief financial officer of the Company. Prior to joining the Company in January 2021, Mr. Lee has approximately 38 years of accounting and finance related experience. Since July 2014, Mr. Lee has been the proprietor of Andrew Lee & Company. Since June 2010, Mr. Lee served as an adjunct lecturer of the HKICPA Professional Examinations Preparatory Programme at HKU Space. From January 2011 to October 2015, Mr. Lee served as the managing director at ANSA CPA Limited. From September 2010 to October 2012, Mr. Lee served as an independent non-executive director at Sunrise (China) Technology Group Limited (currently referred to as KOALA Financial Group Limited (Hong Kong stock code: 08226)). From March 2006 to April 2017, Mr. Lee was in cooperation with Friedman LLP to oversee financial statements are prepared in accordance with U.S. GAAP. From October 2000 to December 2010, Mr. Lee served as an audit manager and subsequently a partner at Clodick & Company. From April 1998 to September 2000, Mr. Lee served as a director at Nitwell Business Services Limited. From August 1994 to April 1998, Mr. Lee was an assistant audit manager at Cheng, Kwok & Chang. From July 1990 to July 1994, Mr. Lee served as an accountant at K.C. Manufacturing Company. From April 1989 to July 1990, Mr. Lee served as an accountant at Haldane, Midgley & Booth. From January 1987 to April 1989, Mr. Lee served as an audit senior at RSM Nelson Wheeler. From October 1985 to December 1986, Mr. Lee served as an audit assistant at Andrew Ma & Company. From April 1983 to September 1985, Mr. Lee served as an audit Clerk at Anthony Y.T. Tse & Company. Mr. Lee is an associate member of the Institute of Chartered Accountants in England and Wales since April 2019, a certified public accountant (practicing) of the Hong Kong Institute of Certified Public Accountants since May 2010, a fellow member of the Association of International Accountants since December 2006, and an associate member and chartered tax advisor of the Tax Institute of Hong Kong since July 2010. Mr. Lee received his bachelor’s degree in business administration at the Open University of Hong Kong (currently referred to as Hong Kong Metropolitan University) in June 2004 and his master’s degree in professional accounting from the Hong Kong Polytechnic University in November 2010.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. We will establish the nominating, compensation, and audit committees under the board of directors immediately upon the effectiveness of our registration statement.

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

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in our employee handbook and under the “About Us – Code of Conduct” section of our website at www.agapeatpgroup.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of our applicable trading market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. How Kok Choong, the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary received $289,957 and $275,210 as total salaries for the years ended December 31, 2022 and 2021 respectively. Mr. How Kok Choong had not received any (i) Stock compensation; (ii) Option awards, (iii) Non-equity incentive plan compensation, (iv) Non-qualified deferred compensation earnings and (v) Any other compensations.

Mr. Mohd Shaharuddin Bin Abdullah was appointed and entered into an employment agreement with the Company on January 12, 2021 and the employment agreement will take effect on the listing of our stock on NASDAQ Capital Market. In March 2023, Mr. Mohd Shaharuddin Bin Abdullah resigned from the Company and his employment agreement terminated with immediate effect.

Mr. Andrew Lee Kam Fan was appointed and entered into an employment agreement with the Company on January 12, 2021. Mr. Andrew Lee Kam Fan received $46,440 and $46,988 as total salaries for the year ended December 31, 2022 and 2021 respectively.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

Save except for Mr. Mohd Shaharuddin Bin Abdullah and Mr. Andrew Lee Kam Fan for the year ended December 31, 2022, we do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

As the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary, Mr. How Kok Choong is paid a monthly salary of $21,552 (RM 95,000). His salary shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

Prior to Mr. Mohd Shaharuddin Bin Abdullah resignation in March 2023, as an executive director of the Company, Mr. Mohd Shaharuddin Bin Abdullah will be paid a monthly salary of $3,000. He is also entitled to receive a stock-based compensation of $60,000 per annum. His compensation, i.e., salary and stock-based compensation shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 72,452,012 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary; collectively this includes HKC Holdings Sdn. Bhd.*	19,608,998	25.99%	-	-	25.99%

Mohd Shaharuddin Bin Abdullah	-	-	-	-	-

Andrew Lee Kam Fan	-	-	-	-	-

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On May 8, 2020, the Company acquired approximately 99.99% of the issued share capital of Agape Superior Living Sdn Bhd from Dr. How Kok Choong. Dr. How received an aggregate consideration of $1,714,003, which was determined based on the net asset carrying value of ASL as at March 31, 2020. The aggregate consideration was satisfied by (i) the offset of the consideration whereby the Company has a loan receivable of $656,495 as of March 31, 2020 due from Dr. How; and (ii) the allotment and issue of the common stock of the Company. The Company allotted and issued 162,694 shares of the Company’s common stock, each with a par value $0.0001, representing approximately 0.0432% of the total issued and outstanding shares in the Company after the issuance of the shares, which was valued at $1,057,508 based on the closing price of $6.50 of the Company as quoted on the OTC Market on March 31, 2020.

On July 1, 2020, the Company and Dr. How Kok Choong agreed to amend the Share Exchange agreement and enter into a supplemental agreement share exchange agreement (the “Supplemental Share Exchange Agreement”). In accordance with Supplemental Share Exchange Agreement, Dr. How received an aggregate consideration of $1,804,046, which was determined based on the net asset carrying value of ASL as at March 31, 2020. The aggregate consideration shall be satisfied by (i) the offset of the consideration whereby the Company has a loan receivable of $656,495 as of March 31, 2020 due from Dr. How; and (ii) the allotment and issuance of common stock of the Company. The Company allotted and issued 176,547 shares of the Company’s common stock, par value $0.0001 (the “Shares”), representing approximately 0.0469% of the total issued and outstanding shares in the Company after the issuance of the Shares, which is valued at $1,147,551 based on the closing price of $6.50 of the Company as quoted on the OTC Market on March 31, 2020.

On February 1, 2021, Dr. How Kok Choong, our CEO and director, was appointed as the non-executive Chairman of Vettons. Vettons Sdn Bhd (“Vettons”) is an e-commerce company through which ASL conducts some of its distribution activities to its members. As of December 31, 2020, the Company has accounts receivable of $172,757 from Vettons, representing 100% of our accounts receivable.

In December 2021, there were share forfeiture agreements (the “Share Forfeiture Agreements”) between the Company and (i) HKC Talent Limited; (ii) various stockholders of the Company (the “Forfeiting Stockholders”), pursuant to which:

(i) HKC Talent Limited had agreed to forfeiture of 41,750,000 shares of common stock of the Company, and

(ii) the Forfeiting Stockholders had agreed to forfeiture, in aggregate, 44,242,000 shares of common stock of the Company. Included in (ii) is 11,242,000 shares forfeited from HKC Holdings Sdn. Bhd, a company in which Dr. How Kok Choong, is a stockholder. As a result, the outstanding shares was reduced by 85,992,000 shares of common stock.

On January 20, 2022, a share forfeiture agreement (the “Share Forfeiture Agreement”) was entered between the Company and Dr. How Kok Choong, pursuant to which Dr. How agreed to forfeit 215,008,035 shares of common stock of the Company.

*HKC Holdings Sdn Bhd is owned and controlled by How Kok Choong who is our executive officer and director. As such, HKC Holdings Sdn Bhd. is regarded a related party.

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

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties		Relationships

Agape ATP (Asia) Limited	-	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

CTA Nutriceuticals (Asia) Sdn Bhd	-	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd.

DSY Beauty Sdn Bhd	-	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd

DSY Wellness & Longevity Center Sdn Bhd	-	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSY Wellness & Longevity Center Sdn Bhd.

TH3 Technology Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3 Technology Sdn Bhd.

Redboy Picture Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy Picture Sdn Bhd.

Related party balances as of December 31, 2022 and 2021 are as per table below:

Amount due from related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2022	2021

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,273	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	9,261	-
Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	-	2,214
Hostastay Sdn. Bhd. “Hostastay”	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rent due from Hostastay	-	4,790
Total			$10,534	$7,004

Related party balances as of December 31, 2022 and 2021 are as per table below:

Accounts payable – related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$25,387	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	224	-
Total			$25,611	$-

Related party balances as of December 31, 2022 and 2021 are as per table below:

Other payable – related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,149	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	2,147	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	584	-
Total			$4,880	$-

Related party transactions for years ended December 31, 2022 and 2021, are as per table below:

Purchases

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$198,376	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	3,975	718
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	124	-
Total			$202,475	$718

Related party transactions for years ended December 31, 2022 and 2021, are as per table below:

Other income

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rental income due from Hostastay	$-	$4,345
Total			$-	$4,345

Other purchases

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$5,431	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	6,888	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	4	-
Total			$12,323	$-

Related party transactions for years ended December 31, 2022 and 2021, are as per table below:

Commission expense

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$16,590	$12,758
Total			$16,590	$12,758

Other expenses

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$56,450	$-
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Sponsorship fee	22,686	718
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	21,779	-
Total			$100,915	$718

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective September 1, 2022, Friedman LLP, our then independent registered public accounting firm, combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On October 20, 2022, our Board of Directors approved the dismissal of Friedman and the engagement of Marcum Asia CPAs LLP (“Marcum Asia”) to serve as our independent registered public accounting firm. The services previously provided by Friedman LLP are now provided by Marcum Asia.

Marcum LLP is our tax accountant for the year ended December 31, 2022. Friedman LLP is our tax accountant for the year ended December 31, 2021.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the years ended December 31,
	2022	2021

Audit fees	$402,200	$395,000
Tax fees	30,350	16,500
Total	$432,550	$411,500

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

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: March 31, 2023

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary

Date: March 31, 2023	By:	/s/ Andrew Lee Kam Fan
LEE KAM FAN
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Agape ATP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Agape ATP Corporation (the “Company”) as of December 31, 2022, the related consolidated statement of operation, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022)

New York, New York
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Agape ATP Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Agape ATP Corporation (the “Company”) as of December 31, 2021, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flow for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the result of its operations and its cash flow for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2019 through 2022

New York, New York

March 28, 2022

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,609 and $17,493 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2022 and 2021, respectively.)	$1,438,430	$2,597,848
Accounts receivable	2,826	-
Amount due from related parties	10,534	7,004
Inventories	46,277	375,535
Prepaid taxes (Included $1,741 and $1,357 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2022 and 2021, respectively.)	339,367	636,218
Prepayments and deposits	191,100	295,517
Total Current Assets	2,028,534	3,912,122

OTHER ASSETS
Property and equipment, net	142,149	215,799
Intangible assets, net	24,044	3,660
Operating right-of-use assets	81,133	237,718
Investment in marketable securities	16,687	89,001
Investment in non-marketable securities	-	1,500
Deferred offering costs	499,202	264,735
Total other assets	763,215	812,413

TOTAL ASSETS	$2,791,749	$4,724,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,833	$13,715
Accounts payable – related parties	25,611	-
Customer deposits	363,018	279,689
Operating lease liabilities	82,708	157,094
Other payables and accrued liabilities ($1,090 and $1,548 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of December 31, 2022 and 2021, respectively.)	713,277	858,355
Other payable – related parties	4,880	-
Income tax payable	10,968	3,988
Total Current Liabilities	1,229,295	1,312,841

NON-CURRENT LIABILITIES
Operating lease liabilities	$-	$83,484
Deferred tax liabilities	-	15,574
Total Non-current Liabilities	-	99,058

TOTAL LIABILITIES	$1,229,295	$1,411,899

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 and 290,460,047 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	7,545	29,046
Additional paid in capital	6,470,716	6,449,215
Accumulated deficit	(4,945,586)	(3,258,687)
Accumulated other comprehensive income	9,266	93,398
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	1,541,941	3,312,972

NON-CONTROLLING INTERESTS	20,513	(336)

TOTAL EQUITY	1,562,454	3,312,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,791,749	$4,724,535

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2022	2021

REVENUE	$1,856,564	$1,016,962

COST OF REVENUE	(666,042)	(297,333)

GROSS PROFIT	1,190,522	719,629

SELLING	(361,414)	(394,682)
COMMISSION	(405,351)	(316,267)
GENERAL AND ADMINISTRATIVE	(1,957,023)	(1,745,734)
PROVISION FOR DOUBTFUL ACCOUNTS	-	(121,514)
TOTAL OPERATING EXPENSES	(2,723,788)	(2,578,197)

LOSS FROM OPERATIONS	(1,533,266)	(1,858,568)

OTHER INCOME (EXPENSES)
Other expenses, net	(79,539)	(68,323)
Interest income	16,190	25,570
Unrealized holding loss on marketable securities	(73,519)	(505,231)
Dividend income from marketable securities	-	18,939
TOTAL OTHER EXPENSES, NET	(136,868)	(529,045)

LOSS BEFORE INCOME TAXES	(1,670,134)	(2,387,613)

BENEFIT OF (PROVISION FOR) INCOME TAXES	4,055	(137,067)

NET LOSS	(1,666,079)	(2,524,680)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(20,820)	436

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(1,686,899)	$(2,524,244)

NET LOSS	$(1,666,079)	$(2,524,680)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(84,132)	(87,615)

TOTAL COMPREHENSIVE LOSS	(1,750,211)	(2,612,295)

Less: Comprehensive income (loss) attributable to non-controlling interests	20,849	(433)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(1,771,060)	$(2,611,862)

LOSS PER SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	87,822,337	376,216,452

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2020	376,452,047	$37,645	$6,440,616	$(734,443)	$181,016	$-	$5,924,834
Forfeiture of common stock	(85,992,000)	(8,599)	8,599	-	-	-	-
Contributions from non-controlling interest shareholders	-	-	-	-	-	97	97
Net loss	-	-	-	(2,524,244)	-	(436)	(2,524,680)
Foreign currency translation adjustment	-	-	-	-	(87,618)	3	(87,615)
Balance as of December 31, 2021	290,460,047	29,046	6,449,215	(3,258,687)	93,398	(336)	3,312,636
Forfeiture of common stock	(218,008,035)	(21,501)	21,501	-	-	-	-
Net loss	-	-	-	(1,686,899)	-	20,820	(1,666,079)

Foreign currency translation adjustment	-	-	-	-	(84,132)	29	(84,103)
Balance as of December 31, 2022	72,452,012	$7,545	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the years ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,666,079)	$(2,524,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,754	75,797
Amortization	2,122	1,961
Amortization of operating right-of-use assets	144,064	139,451
Unrealized holding loss on marketable securities	73,519	505,231
Dividend income from marketable securities	-	(18,939)
Deferred tax (benefit) expense	(14,751)	10,127
Inventory write-down	5,307	36,241
Provision for doubtful accounts	-	121,514
Changes in operating assets and liabilities:
Accounts receivables	(2,824)	167,566
Amount due from related parties	(3,786)	-
Inventories	343,483	192,713
Prepaid taxes	263,404	430,062
Prepayments and deposits	89,113	(128,363)
Accounts payable	15,825	-
Accounts payable – related parties	25,597	-
Customer deposits	94,877	52,981
Operating lease liabilities	(145,197)	(138,143)
Other payables and accrued liabilities	(119,963)	226,651
Other payables – related parties	4,878	-
Income tax payables	6,974	3,988
Net cash used in operating activities	(811,683)	(845,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,433)	(3,959)
Purchase of intangible assets	(22,686)	-
Net cash used in investing activities	(32,119)	(3,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(234,466)	(15,210)
Advances to related parties	-	(3,851)
Net cash used in financing activities	(234,466)	(19,061)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(81,150)	(50,890)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,159,418)	(919,752)

CASH AND CASH EQUIVALENTS, beginning of year	2,597,848	3,517,600

CASH AND CASH EQUIVALENTS, end of year	$1,438,430	$2,597,848

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$78,511	$326,838

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Changes in right-of-use assets and lease liabilities due to lease modifications	$-	$3,250

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation (“AATP LB”), a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia.

Agape ATP Corporation, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited (“AATP HK”), a company incorporated in Hong Kong.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the year ended December 31, 2022, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2022 and 2021, no allowance of doubtful accounts was recorded.

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

For the years ended December 31, 2022 and 2021, the Company recognized $5,307 and $36,241 inventory write-down; and $142,466 and $0 inventory write-off, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. For the years ended December 31, 2022 and 2021, the Company wrote-off allowance for doubtful accounts of $120,372 and $0, respectively. As of December 31, 2022 and 2021, there was $0 and $121,514 allowance for the doubtful accounts recorded.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2022 and 2021, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s current offering which will be netted against the proceeds from the Company’s current offering.

Investment in marketable equity securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Investments in marketable equity securities (non-current) are reported at fair value with changes in fair value recognized in the Company’s consolidated statements of operations and comprehensive income (loss) in the caption of “unrealized holding gain loss on marketable securities” in each reporting period.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Customer deposits

Customer deposits represent amounts advanced by customers on product orders and unapplied unexpired coupons. Customer deposits are reduced when the related sale is recognized in accordance with the Company’s revenue recognition policy.

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

Under the Company’s network marketing business, the Company issues product coupons to members and distributors when these customers made purchases above certain thresholds set by the Company. Depending on the type of product coupons issued, the coupons carry varying values and can be used by the customers for reduction in the transaction price of product purchases within the coupon validity period. The value of the product coupons issued is recorded as a reduction of the Company’s revenue account upon issuance; the corresponding amount credited to the customer deposits account. Amounts in customer deposits will be reversed when the coupons are used. The Company’s coupons have a validity period of between six and twelve months. If the Company’s customers did not utilize the coupons after the validity period, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the years ended December 31, 2022 and 2021, the Company recognized $7,543 and $15,209 as forfeited coupon income, respectively.

As of December 31, 2022, the Company had contracts for the sales of health and wellness products amounting to $17,912 which it is expected to fulfill within 12 months from December 31, 2022.

Sales of products for the provision of complementary health therapies

Products for the provision of complementary health therapies are predominantly Chinese herbs in different forms, processed or otherwise, for prescriptions for treating non-communicable diseases.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Provision of Health and Wellness services

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program is completed in the final day of the health camp. For the years ended December 31, 2022 and 2021, revenues from providing health and wellness services are $145,510 and $7,543, respectively.

Disaggregated information of revenues by products and services are as follows:

	For the years ended December 31,
	2022	2021

Survivor Select	$122,470	$83,904
Energized Mineral Concentrate	-	52,047
Ionized Cal-Mag	148,219	39,527
Omega Blend	272,332	222,718
BetaMaxx	137,447	208,043
Vege Fruit Fiber	-	65,757
Iron	16,697	28,114
Young Formula	31,403	52,425
Organic Youth Care Cleansing Bar	-	5,137
ATPR Mito+	271,493	183,800
Lipomask	-	15,331
Energetique	49,089	25,574
Trim+	88,613	27,042
Others – Products for the provision of complementary health therapies	569,823	-
Others	3,468	-
Total revenues – products	1,711,054	1,009,419
Health and Wellness services	145,510	7,543
Total revenues – products and services	$1,856,564	$1,016,962

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. Cost of revenue amounted to $666,042 (including inventory write-downs of $5,307 and inventory written-off of $142,466) and $297,333 (including inventory write-downs of $36,241) for the years ended December 31, 2022 and 2021, respectively.

Shipping and handling

Shipping and handling charges amounted to $16,585 and $11,054 for the years ended December 31, 2022 and 2021, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $4,688 and $20,218 for the years ended December 31, 2022 and 2021, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $405,351 and $316,267 for the years ended December 31, 2022 and 2021, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $133,489 and $99,488 for the years ended December 31, 2022 and 2021, respectively.

The related contribution plans include:

-	Social Security Organization (“SOSCO”) – 1.75% based on employee’s monthly salary capped of RM 5,000;
-	Employees Provident Fund (“EPF”) –based on employee’s monthly salary, 13% for employee earning RM5,000 and below; and 12% for employee earning RM5,001 and above.
-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 5,000;
-	Human Resource Development Fund (“HRDF”) – 1% based on employee’s monthly salary

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. $0 and $395 penalties and interest incurred related to underpayment of income tax for the years ended December 31, 2022 and 2021, respectively.

The Company conducts much of its business activities in Hong Kong and Malaysia and is subject to tax in each of their jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Net income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2022 and 2021, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31,
	2022	2021

Period-end MYR : US$1 exchange rate	4.41	4.18
Period-end HKD : US$1 exchange rate	7.80	7.80

	For the years ended December 31,
	2022	2021

Period-average MYR : US$1 exchange rate	4.41	4.14
Period-average HKD : US$1 exchange rate	7.83	7.77

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (CONT’D)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of December 31,
	2022	2021

Current assets	$3,350	$18,850
Current liabilities	(43,512)	(51,272)
Net deficit	$(40,162)	$(32,422)

	As of December 31,
	2022	2021

Current assets:
Cash	$1,609	$17,493
Prepaid taxes	1,741	1,357
Total current assets	$3,350	$18,850

Current liabilities:
Accounts payable – intercompany	$42,422	$49,724
Other payables and accrued liabilities	1,090	1,548
Total current liabilities	$43,512	$51,272

Net deficit	$(40,162)	$(32,422)

The summarized operating results of the VIE’s are as follows:

	For the years ended December 31,
	2022	2021

Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(9,432)	$(21,966)
Net loss	$(9,432)	$(27,966)

4. CASH AND CASH EQUIVALENTS

As of December 31, 2022 and 2021 the Company had $1,438,430 and $2,597,848, respectively, of cash and cash equivalents, which consisted of $513,152 and $554,864, respectively, of cash in banks and $914,811 and $1,975,347, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 1.10% to 1.88% per annum. As of December 31, 2022 and 2021, $231,187 and $295,761 of these balances are not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. ACCOUNTS RECEIVABLE

	As of December 31,
	2022	2021
Accounts receivable	$2,826	$-
Allowance for doubtful accounts	-	-
Total	$2,826	$-

6. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2022	2021
Finished goods	$46,277	$375,535

For the years ended December 31, 2022 and 2021, the Company recognized $5,307 and $36,241 inventory write-down; and $142,466 and $0 inventory write-off, respectively.

7. PREPAYMENTS AND DEPOSITS

	As of December 31,
	2022	2021
Receivables from sales distributors	$43,596	$115,379
Deposits to suppliers	147,504	301,233
Subtotal	191,100	416,612
Less: Provision for doubtful accounts	-	(121,095)
Total	$191,100	$295,517

Movements of allowance for doubtful accounts are as follows:

	For the years ended December 31,
	2022	2021
Beginning balance	$121,095	$-
Addition	-	121,514
Write off	(120,372)	-
Exchange rate effect	(723)	(419)
Ending balance	$-	$121,095

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2022	2021
Computer and office equipment	$87,428	$82,298
Furniture & fixtures	115,789	122,185
Leasehold improvements	191,965	202,570
Vehicle	93,535	98,702
Subtotal	488,717	505,755
Less: accumulated depreciation	(346,568)	(289,956)
Total	$142,149	$215,799

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $71,754 and $75,797, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of December 31,
	2022	2021
Computer software	$55,348	$34,453
Less: accumulated amortization	(31,304)	(30,793)
Total	$24,044	$3,660

Amortization expense for the years ended December 31, 2022 and 2021 amounted to $2,122 and $1,961, respectively.

10. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. was reduced to 11,665 subsequent to the reverse stock split.

(v)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

(viii)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to March 9, 2023, there were only 200 shares of common stock of the company traded. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVESTMENT IN MARKETABLE SECURITIES (CONT’D)

	As of December 31,
	2022	2021
Cost of investment	$89,001	$577,035
Transfer from non-marketable security	1,500	-
Dividend income from Greenpro Capital Corp.	-	18,939
Unrealized holding loss	(73,519)	(505,231)
Exchange rate effect	(295)	(1,742)
Investment in marketable securities	$16,687	$89,001

11. INVESTMENT IN NON-MARKETABLE SECURITIES

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. attained its effective date with the Securities Exchange Commission for listing on OTC (Pink Sheet), U.S. on March 12, 2021, and obtained approval for Depository trust Company (“DTC”) eligibility on April 26, 2022. Accordingly, stocks of Phoenix Plus Corp. can be traded on OTC. As such the investment in Phoenix Plus Corp. was transferred to marketable securities.

	As of December 31,
Phoenix Plus Corporation	2022	2021
Cost of investment	$1,500	$1,500
Less: Transfer to investment in marketable securities	(1,500)	-
Investment in non-marketable securities	-	1,500

12. CUSTOMER DEPOSITS

	As of December 31,
	2022	2021
Customer deposits	$289,487	$273,581
Unexpired product coupons	73,531	6,108
Total	$363,018	$279,689

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2022	2021
Professional fees	$324,629	$436,541
Promotion expenses	38,583	36,024
Payroll	21,164	22,669
Amounts held in eWallets	216,049	223,781
Tax penalty	75,000	75,000
Others	37,852	64,340

Total	$713,277	$858,355

The Company requires all members and distributors of its network marketing business to maintain an electronic wallet (eWallet) account with the Company. The eWallet is primarily for the crediting of any commission payment that falls below RM100 (or $22.70). Commission payment exceeding the RM100 threshold shall only be credited into the member’s or distributor’s eWallet upon request. The eWallet functionality allows the members to place new product orders utilizing eWallet available balance and/or request commission payout via multiple payment methods provided that each of the withdrawal amount exceeds RM100. Amounts held in eWallets are reflected on the balance sheet as a current liability.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2022	2021

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,273	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	9,261	-
Agape ATP (Asia) Limited (“AATP Asia”)	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of AATP Asia	Expenses paid for AATP Asia	-	2,214
Hostastay Sdn. Bhd. “Hostastay”	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rent due from Hostastay	-	4,790
Total			$10,534	$7,004

Accounts payable – related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$25,387	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	224	-
Total			$25,611	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party balances

Other payable - related parties

Name of Related			As of December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,149	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	2,147	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	584	-
Total			$4,880	$-

Related party transactions

Purchases

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$198,376	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	3,975	718
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	124	-
Total			$202,475	$718

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Other income

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

Hostastay Sdn. Bhd.	Mr. How Kok Choong, the CEO and director of the Company is also the director of Hostastay. Mr. How Kok Choong ceased to be the director of Hostastay as of April 21, 2021	Sublease rental income due from Hostastay	$-	$4,345
Total			$-	$4,345

Other purchases

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$5,431	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	6,888	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	4	-
Total			$12,323	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Commission expense

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$16,590	$12,758
Total			$16,590	$12,758

Other expenses

Name of Related			For the years ended December 31,
Party	Relationship	Nature	2022	2021

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$56,450	$-
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Sponsorship fee	22,686	718
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	21,779	-
Total			$100,915	$718

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2022 and 2021, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of December 31, 2022 and 2021, there were 1,000,000,000 common stocks authorized, 75,452,012 and 290,460,047 shares issued and outstanding, respectively.

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

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2022 and 2021.

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of December 31,
	2022	2021
DSY Wellness:
Paid-in capital	$97	$97
Accumulated surplus (deficit)	20,384	(436)
Accumulated other comprehensive income	32	3
	20,513	(336)
ASL	-	-
Total	$20,513	$(336)

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended December 31,
	2022	2021
Tax jurisdictions from:
Local – United States	$(736,946)	$(706,659)
Foreign – Malaysia	(864,794)	(1,064,314)
Foreign – Hong Kong	(68,394)	(616,640)

Loss before income tax	$(1,670,134)	$(2,387,613)

The benefit of (provision for) income taxes consisted of the following:

	For the years ended December 31,
	2022	2021
Current:
- Local	$-	$(22,205)
- Foreign	(10,962)	(104,735)

Deferred:
- Local	-	-
- Foreign	15,017	(10,127)

Benefit of (Provision for) income taxes	$4,055	$(137,067)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Malaysia (including Labuan) and Hong Kong that are subject to taxes in the jurisdictions in which they operate, are as follows:

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

For the year ended December 31, 2022 and 2021, the Company’s foreign subsidiaries did not generate any income that were subject to Subpart F tax and GILTI tax.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

As of December 31, 2022 and 2021, the operations in the United States of America incurred approximately $1,357,000 and $620,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of December 31, 2022 and 2021 were approximately $285,000 and $130,000, respectively.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the year ended December 31, 2022 and 2021, with the remaining balance being taxed at the 24% rate.

As of December 31, 2022 and 2021, the operations in the Malaysia incurred approximately $1,723,000 and $946,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $790,000, $897,000 and $36,000 of the net operating loss carry forwards will expire in 2028, 2029 and 2030, respectively, if unutilized. The deferred tax valuation allowance as of December 31, 2022 and 2021 were approximately $408,000 and $217,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

The following table reconciles the local (United States) statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended December 31,
	2022		2021
U.S. statutory rate	21.0%		21.0%
Valuation allowance	(22.9)%		(17.0)%
Differential tax rate in Malaysia	1.0%		3.0%
Permanent difference	1.2	%(1)	(12.7	)%(2)
Effective tax rate	0.3%		(5.7)%

(1)	The amount comprised:

	-	1.2% being expenses incurred in AATP LB, ASL, SEA and WATP that are not deductible in the Malaysia tax return.

(2)	The amount comprised:

	-	6.2% being income derived in AATP HK that were not taxable in the Malaysia tax returns; and
	-	6.5% being expenses incurred in AATP LB, ASL, SEA, WATP, and DSY Wellness that are not deductible in the Malaysia tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards in U.S.	$284,959	$153,061
Net operating loss carry forwards in Malaysia	408,226	227,106
Less: valuation allowance	(693,185)	(380,167)
Deferred tax liabilities:
Depreciation	-	(15,574)
Deferred tax liabilities, net	$-	$(15,574)

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended December 31, 2022 and 2021.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2022 and 2021, no customer accounted for 10.0% or more of the Company’s total revenues.

As of December 31, 2022, five individual customers accounted for approximately 72.0% of the Company’s balance of accounts receivable. There was no accounts receivable balance as of December 31, 2021.

(b) Major vendors

For the year ended December 31, 2022, three vendors accounted for approximately 53.3%, 22.1% and 21.3% of the Company’s total purchases. For the year ended December 31, 2021, two vendors accounted for approximately 47.3% and 45.2% of the Company’s total purchases.

Via a dividend distribution, the Company acquired 23,330 shares of common stock of DSwiss, Inc., represents approximately 0.01% ownership, that the Company accounted for as investment in marketable securities (See Note 11). DSwiss, Inc.’s wholly owned subsidiary is the vendor that accounted for the Company’s total purchases of approximately 22.1% and 47.3% for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, three vendors accounted for approximately 46.6%, 25.8% and 23.9% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 47% of the Company’s total balance of accounts payable. As of December 31, 2021, one vendor accounted for 100% of the total balance of accounts payable.

(c) Commission Expenses to Sales Distributors and Stockists

For the year ended December 31, 2022, one sales distributor accounted for approximately 10.3% of the Company’s total commission expense. For the year ended December 2021, one sales distributor accounted for approximately 17.9% of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2022 and 2021, $513,152 and $554,864 were deposited with financial institutions, respectively, $231,187 and $295,761 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

On October 1, 2021, the Company entered into a two-years lease for an apartment to serve as staff accommodation. The Company recognized lease liabilities of approximately $9,777, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

On November 1, 2021, the Company entered into a two-years lease for a branch office and operating centre. The Company recognized lease liabilities of approximately $10,864, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

As of December 31, 2022, the weighted remaining term of the lease is approximately 0.54 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending December 31,	Operating lease liabilities

2023	$84,146
Thereafter	-
Total lease payments	84,146
Less: interest	(1,439)
Present value of lease liabilities	$82,707

The Company also leased one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of December 31, 2022, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $567.

Rent expense for the years ended December 31, 2022 and 2021 was $190,547 and $179,562, respectively.

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

COVID-19

Malaysia, where the operations of the Company predominantly reside, officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the government continues to encourage inoculation for those between the ages of 5 and 11 years and its adolescent group which comprised those between the ages 12 and 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at similar levels year over year in 2023 and beyond.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this consolidated financial statements, and does not identify any events with material financial impact on the Company’s consolidated financial statements.

