Form 10-Q
period 2023-03-31
Agape ATP Corp
filed 2023-05-15
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2023
Common Stock, $0.0001 par value	75,452,012

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,560 and $1,609 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2023 and December 31, 2022, respectively.)	$1,119,933	$1,438,430
Accounts receivable	4,017	2,826
Amount due from related parties	1,845	10,534
Inventories	45,423	46,277
Prepaid taxes (Included $1,736 and $1,741 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2023 and December 31, 2022, respectively.)	86,618	339,367
Prepayments and deposits (Included $41 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2023 and December 31, 2022, respectively.)	167,042	191,100
Total Current Assets	1,424,878	2,028,534

OTHER ASSETS
Property and equipment, net	160,480	142,149
Intangible assets, net	22,407	24,044
Operating right-of-use assets	41,593	81,133
Investment in marketable securities	21,504	16,687
Deferred offering costs	506,162	499,202
Deferred tax assets	4,177	-
Total other assets	756,323	763,215

TOTAL ASSETS	$2,181,201	$2,791,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$45,078	$28,833
Accounts payable – related parties	20,529	25,611
Customer deposits	343,943	363,018
Operating lease liabilities	42,443	82,708
Other payables and accrued liabilities ($1,358 and $1,090 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2023 and December 31, 2022, respectively.)	586,675	713,277
Other payable – related parties	1,124	4,880
Income tax payable	10,936	10,968
Total Current Liabilities	1,050,728	1,229,295

TOTAL LIABILITIES	$1,050,728	$1,229,295

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	7,545	7,545
Additional paid in capital	6,470,716	6,470,716
Accumulated deficit	(5,371,426)	(4,945,586)
Accumulated other comprehensive income	11,343	9,266
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	1,118,178	1,541,941

NON-CONTROLLING INTERESTS	12,295	20,513

TOTAL EQUITY	1,130,473	1,562,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,181,201	$2,791,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2023	2022

REVENUE	$380,767	$408,960

COST OF REVENUE	(128,359)	(73,431)

GROSS PROFIT	252,408	335,529

SELLING	(76,098)	(114,611)
COMMISSION	(33,942)	(114,109)
GENERAL AND ADMINISTRATIVE	(596,253)	(379,041)
TOTAL OPERATING EXPENSES	(706,293)	(607,761)

LOSS FROM OPERATIONS	(453,885)	(272,232)

OTHER INCOME (EXPENSES)
Other income, net	8,366	11,485
Interest income	3,183	4,725
Unrealized holding gain (loss) on marketable securities	4,920	(17,670)
Exchange loss, net	(876)	(16,466)
TOTAL OTHER INCOME (EXPENSES), NET	15,593	(17,926)

LOSS BEFORE INCOME TAXES	(438,292)	(290,158)

BENEFIT OF (PROVISION FOR) INCOME TAXES	4,217	(8,288)

NET LOSS	(434,075)	(298,446)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(8,235)	651

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(425,840)	$(299,097)

NET LOSS	$(434,075)	$(298,446)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	2,077	(12,023)

TOTAL COMPREHENSIVE LOSS	(431,998)	(310,469)

Less: Comprehensive (loss) income attributable to non-controlling interests	(8,219)	1

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(423,779)	$(310,468)

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	75,452,012	123,231,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	21,501	-	-	-	-
Net loss	-	-	-	(299,097)	-	651	(298,446)
Foreign currency translation adjustment	-	-	-	-	(12,023)	1	(12,022)
Balance as of March 31, 2022	75,452,012	$7,545	$6,470,716	$(3,557,784)	$81,375	$316	$3,002,168

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	75,452,012	$7,545	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454
Net loss	-	-	-	(425,840)	-	(8,235)	(434,075)
Foreign currency translation adjustment	-	-	-	-	2,077	17	2,094
Balance as of March 31, 2023	75,452,012	$7,545	$6,470,716	$(5,371,426)	$11,343	$12,295	$1,130,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,075)	$(298,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,841	18,707
Amortization	1,581	458
Amortization of operating right-of-use assets	39,672	39,079
Unrealized holding (gain) loss on marketable securities	(4,920)	17,670
Deferred tax (benefit) provision	(4,217)	7,832
Changes in operating assets and liabilities:
Accounts receivables	(1,211)	(3,363)
Amount due from related parties	9,595	2,207
Inventories	1,007	(4,429)
Prepaid taxes	254,128	319,946
Prepayments and deposits	23,584	53,176
Accounts payable	16,484	(93)
Accounts payable – related parties	(5,054)	8,281
Customer deposits	(18,176)	(173,543)
Operating lease liabilities	(40,399)	(38,987)
Other payables and accrued liabilities	(125,763)	(119,291)
Other payable – related parties	(4,632)	19,341
Income tax payable	-	333
Net cash used in operating activities	(272,555)	(151,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(38,768)	-
Net cash used in investing activities	(38,768)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(6,961)	-
Net cash used in financing activities	(6,961)	-

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(213)	(4,835)

DECREASE IN CASH AND CASH EQUIVALENTS	(318,497)	(155,957)

CASH AND CASH EQUIVALENTS, beginning of period	1,438,430	2,597,848

CASH AND CASH EQUIVALENTS, end of period	$1,119,933	$2,441,891

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$10,661	$39,317

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Equity financing is used to supplement working capital requirements of the Company.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $434,075 for the three months ended March 31, 2023; (2) accumulated deficit of $5,371,426 as of March 31, 2023; (3) low working capital balance of $374,149 as of March 31, 2023; and (4) the unexpectedly long turnaround time that the Company’s distributors and members are taking to revert to pre-pandemic mode to generate sales.

Management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing from the Company’s second listing on NASDAQ to support its working capital and future growth;

●	Other available sources of financing (including debt) from banks and other financial institutions; and

●	Financial support and credit guarantee commitments from the Company’s related parties.

Based on the above measures, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements, if the Company is unable to uplisting on NASDAQ, obtain additional financing and obtain financial supporting from the Company related parties.

There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) undue delay in the Company’s current pursuit in seeking second listing on NASDAQ, (ii) the slow rate in which the Company’s distributors and members re-ignite their sales activities, (iii) changes in the demand for the Company’s products and services due to the diminishing effect on the purchasing power of the public in general, as a result of the COVID-19 pandemic, and (iv) if the Company’s new business in the provision of complementary health therapies fail to grow in the manner and at the rate as planned. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2023, its unaudited results of operations for the three months ended March 31, 2023 and 2022, and its unaudited cash flows for the three months ended March 31, 2023 and 2022, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three months ended March 31, 2023, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets and allowance for deferred tax assets. Actual results could differ from these estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2023 and December 31, 2022, no allowance of doubtful accounts was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the three months ended March 31, 2023 and 2022.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There were no doubtful accounts written-off during the three months ended March 31, 2023 and 2022. There was no allowance for doubtful accounts recorded as of March 31, 2023 and December 31, 2022.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

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

For the three months ended March 31, 2023 and 2022, the Company recognized $22,959 and $953, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $10,774 which it is expected to fulfill within 12 months from March 31, 2023.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended March 31, 2023 and 2022, revenues from health and wellness services were $65,351 and $1,068 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended March 31,
	2023	2022

Survivor Select	$28,210	$8,812
Ionized Cal-Mag	47,581	48,090
Omega Blend	22,471	136,429
BetaMaxx	21,206	24,073
Iron	11,688	4,068
Young Formula	-	33,194
ATPR Mito+	-	111,321
Energetique	-	4,347
Trim+	5,885	3,471
Products for the provision of complementary health therapies	176,557	34,087
Others	1,818	-
Total revenues – products	315,416	407,892
Health and Wellness services	65,351	1,068
Total revenues – products and services	$380,767	$408,960

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. Cost of revenue amounted to $128,359 and $73,431 for the three months ended March 31, 2023 and 2022, respectively.

Shipping and handling

Shipping and handling charges amounted to $1,525 and $2,907 for the three months ended March 31, 2023 and 2022, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were no advertising costs incurred for the three months ended March 31, 2023 and 2022. Advertising costs, where incurred are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $33,942 and $114,109 for the three months ended March 31, 2023 and 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $43,713 and $28,012 for the three months ended March 31, 2023 and 2022, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the three months ended March 31, 2023 and 2022.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2023 and 2022, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2023	December 31, 2022

Period-end MYR : US$1 exchange rate	4.42	4.41
Period-end HKD : US$1 exchange rate	7.85	7.80

	For the three months ended March 31,
	2023	2022

Period-average MYR : US$1 exchange rate	4.38	4.20
Period-average HKD : US$1 exchange rate	7.84	7.81

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

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standards has no material impact on the unaudited condensed consolidated financial statements for the three months ended and as at March 31, 2023.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

4. VARIABLE INTEREST ENTITY (“VIE”)

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	March 31, 2023	December 31, 2022

Current assets	$3,337	$3,350
Current liabilities	(43,655)	(43,512)
Net deficit	$(40,318)	$(40,162)

	As of
	March 31, 2023	December 31, 2022

Current assets:
Cash	$1,560	$1,609
Prepaid taxes	1,736	1,741
Prepayments and deposits	41	-
Total current assets	$3,337	$3,350

Current liabilities:
Accounts payable – intercompany	$42,297	$42,422
Other payables and accrued liabilities	1,358	1,090
Total current liabilities	$43,655	$43,512

Net deficit	$(40,318)	$(40,162)

The summarized operating results of the VIE’s are as follows:

	For the three months ended March 31,
	2023	2022
Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(278)	$(4,942)
Net loss	$(278)	$(4,942)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. CASH AND CASH EQUIVALENTS

As of March 31, 2023 and December 31, 2022 the Company has $1,119,933 and $1,438,430, respectively, of cash and cash equivalents, which consists of $430,812 and $523,619, respectively, of cash and cash in banks and $689,122 and $914,811, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 1.37% to 1.88% per annum for the three months ended March 31, 2023. The effective interest rate for the time deposits was 1.10% per annum for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, $207,966 and $231,187 of these balances are not covered by deposit insurance, respectively.

6. ACCOUNTS RECEIVABLE

	As of
	March 31, 2023	December 31, 2022

Accounts receivable	$4,017	$2,826
Allowance for doubtful accounts	-	-
Total accounts receivable	$4,017	$2,826

7. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2023	December 31, 2022

Finished goods	$45,423	$46,277

There were no inventory write-downs nor inventory write-off for the three months ended March 31, 2023 and 2022.

8. PREPAYMENTS AND DEPOSITS

	As of
	March 31, 2023	December 31, 2022

Receivables from sales distributors	$47,243	$43,596
Deposits to suppliers	119,799	147,504
Subtotal	167,042	191,100
Less: Provision for doubtful accounts	-	-
Total	$167,042	$191,100

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PREPAYMENTS AND DEPOSITS (Continued)

Movements of allowance for doubtful accounts are as follows:

	For the three months ended March 31, 2023	For the year ended December 31, 2022

Beginning balance	$-	$121,095
Addition	-	-
Write off	-	(120,372)
Exchange rate effect	-	(723)
Ending balance	$-	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	March 31, 2023	December 31, 2022

Computer and office equipment	$125,575	$87,428
Furniture & fixtures	115,448	115,789
Leasehold improvements	191,400	191,965
Vehicle	93,260	93,535
Subtotal	525,683	488,717
Less: accumulated depreciation	(365,203)	(346,568)
Total	$160,480	$142,149

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $19,841 and $18,707, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	March 31, 2023	December 31, 2022

Computer software	$55,184	$55,348
Less: accumulated amortization	(32,777)	(31,304)
Total	$22,407	$24,044

Amortization expense for the three months ended March 31, 2023 and 2022 amounted to $1,581 and $458, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

(viii)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to May 14, 2023, there were only 200 shares of common stock of the company traded. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

	As of
	March 31, 2023	December 31,2022
Cost of investment	$16,687	$89,001
Transfer from non-marketable security	-	1,500
Unrealized holding gain (loss)	4,920	(73,519)
Exchange rate effect	(103)	(295)
Investment in marketable securities	$21,504	$16,687

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

	As of
Phoenix Plus Corporation	March 31, 2023	December 31, 2022
Cost of investment	$-	$1,500
Less: Transfer to investment in marketable securities	-	(1,500)
Investment in non-marketable securities	$-	$-

13. CUSTOMER DEPOSITS

	As of
	March 31, 2023	December 31, 2022

Customer deposits	$284,636	$289,487
Unexpired product coupons	59,307	73,531
Total	$343,943	$363,018

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

14. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	March 31, 2023	December 31, 2022

Professional fees	$223,401	$324,629
Promotion expenses	38,583	38,583
Payroll	22,192	21,164
Amounts held in eWallets	210,702	216,049
Tax penalty	75,000	75,000
Others	16,797	37,852
Total	$586,675	$713,277

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2023	December 31, 2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$592	$1,273
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	63	9,261
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Expenses paid for DSYWLC	1,190	-

Total			$1,845	$10,534

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2023	December 31, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$20,127	$25,387
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	402	224

Total			$20,529	$25,611

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2023	December 31, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$847	$2,149
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	2,147
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	277	584

Total			$1,124	$4,880

Related party transactions

Purchases

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$20,317	$12,012
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	17,569	-
Total			$37,886	$12,012

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$963	$-
DSY Beauty Sdn Bhd (“DSY Beauty”)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	2,307	-

Total			$3,270	$-

Commission

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2023	2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,956	$2,762

Total			$1,956	$2,762

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Office income

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2023	2022

Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Office rental income	$2,056	$-
Ando Design sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando	Office rental income	685	-

Total			$2,741	$-

Other expenses

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2023	2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$14,391	$-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	8,224	5,719
				-
Total			$22,615	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2023 and December 31, 2022, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of March 31, 2023 and December 31, 2022, there were 1,000,000,000 common stocks authorized; and 75,452,012 shares issued and outstanding.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company. As a result, the outstanding shares was reduced by 215,008,035 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2023 and December 31, 2022.

17. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	March 31, 2023	December 31, 2022
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	12,149	20,384
Accumulated other comprehensive income	49	32
	12,295	20,513
ASL	-	-
Total	$12,295	$20,513

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended March 31,
	2023	2022
Tax jurisdictions from:
Local – United States	$(167,785)	$(106,426)
Foreign – Malaysia	(274,286)	(165,063)
Foreign – Hong Kong	3,779	(18,669)
Loss before income tax	$(438,292)	$(290,158)

The benefit of (provision for) income taxes consisted of the following:

	For the three months ended March 31,
	2023	2022
Current:
- Local	$-	$-
- Foreign	-	(8,288)

Deferred:
- Local	-	-
- Foreign	4,217	-

Benefit of (Provision for) income taxes	$4,217	$(8,288)

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

For the three months ended March 31, 2023 and 2022, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of March 31, 2023 and December 31, 2022, the operations in the United States of America incurred approximately $1,525,000 and $1,357,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2023 and December 31, 2022 were approximately $320,000 and $285,000, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES (Continued)

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd. and DSY Wellness International Sdn. Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three months ended March 31, 2023 and 2022, with the remaining balance being taxed at the 24% rate.

As of March 31, 2023 and December 31, 2022, the operations in Malaysia incurred approximately $1,983,000 and $1,723,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $795,000, $904,000 and $284,000 of the net operating loss carry forwards will expire in 2028, 2029 and 2030, respectively, if unutilized. The deferred tax valuation allowance as of March 31, 2023 and December 31, 2022 were approximately $465,000 and $408,000, respectively.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	March 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards in U.S.	$320,205	$284,959
Net operating loss carry forwards in Malaysia	468,895	408,226
Less: valuation allowance	(784,923)	(693,185)
Deferred tax assets, net	$4,177	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three months ended March 31, 2023 and 2022.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2023, and 2022, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2023, five individual customers accounted for approximately 89.0% of the Company’s balance of accounts receivable. As of December 31, 2022, five individual customers accounted for approximately 72.0% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended March 31, 2023, three vendors accounted for approximately 21.1%, 17.3% and 14.7% of the Company’s total purchases. For the three months ended March 31, 2022, two vendors accounted for approximately 84.0% and 16.0% of the Company’s total purchases, respectively.

As of March 31, 2023, three vendors accounted for approximately 46.0%, 30.7% and 19.8% of the Company’s total balance of accounts payable, respectively. As of December 31, 2022, three vendors accounted for approximately 46.6%, 25.8% and 23.9% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 30.7% and 46.6% of the Company’s total balance of accounts payable as of March 31, 2023 and December 31, 2022, respectively.

(c) Commission Expenses to Sales Distributors and Stockists

One sales distributor accounted for 14.2% of the Company’s commission expense for the three months ended March 31, 2023. No sales distributor accounted for 10% or more of the Company’s commission expense for the three months ended March 31, 2022.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2023, and December 31, 2022, $423,812 and $513,152 were deposited with financial institutions, respectively, $207,966 and $231,187 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

20. COMMITMENTS AND CONTINGENCIES

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

Amortization of operating right-of-use assets for the three months ended March 31, 2023 and 2022 were $39,672 and $39,079 respectively.

As of March 31, 2023, the weighted remaining term of the lease is approximately 0.32 years.

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending March 31,	Operating lease liabilities

2024	$42,926
Thereafter	-
Total lease payments	42,926
Less: interest	(483)
Present value of lease liabilities	$42,443

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of March 31, 2023, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $28,244.

Rent expense for the three months ended March 31, 2023 and 2022 was $50,707 and $50,481, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

20. COMMITMENTS AND CONTINGENCIES (Continued)

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

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this, unaudited condensed consolidated financial statements, and does not identify any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 31, 2023, for the year ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended March 31, 2023 and 2022

Revenue

We generated revenue of $380,767, which comprised revenue from the Company’s network marketing business of $138,859 (approximately 36.5%); and revenue from the Company’s operations in the provision of complementary health therapies of $241,908 (approximately 63.5%) for the three months ended March 31, 2023 as compared to $408,960, which comprised revenue from the Company’s network marketing business of $374,028 (approximately 91.5%); and revenue from the Company’s operations in the provision of complementary health therapies of $34,932 (approximately 8.5%) for the three months ended March 31, 2022. Revenue from the Company’s network marketing business decreased significantly by $235,169 or approximately 62.9%. Revenue from the Company’s operations in the provision of complementary health therapies increased significantly by $206,976 or approximately 592.5%. However, total revenue decreased by $28,193 or approximately 6.9%. The decrease was predominately due to the anticipated poor performance from the Company’s network marketing business. The Company is in the process of introducing a whole new range of products for its networking marketing business. Distributors and members curtailed the purchases of the Company’s existing products, awaiting the Company’s new products range. The shortfall in revenue of the Company’s network marketing business was hugely compensated by the significant increase in revenue in the Company’s operations in the provision of complementary health therapies. This new division which commenced in February 2022 is witnessing modest growth.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2023 amounted to $128,359 as compared to $73,431 for the three months ended March 31, 2022, represented an increase of $54,928 or approximately 74.8%. The increase was due to (i) promotions offered to the Company’s distributors and members to clear existing products; and (ii) the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended March 31, 2023 amounted to $252,408, represented a gross margin of 66.3% as compared to $335,529 for the three months ended March 31, 2022, equivalent to a gross margin of 82.0%. The decrease in gross margin was predominantly due to lower gross margin sustained by the Company’s network marketing business as explained in the above. Due to the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies could vary rather significantly.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended March 31, 2023 amounted to $76,098 as compared to $114,611 for the three months ended March 31, 2022, a decrease of $38,513 or approximately 33.6%, predominantly due to decrease in promotional expenses. There were minimal promotional activities on existing products which will be phased out for an upcoming new range of products. The Company’s selling expenses typically comprise of salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $33,942 and $114,109 for the three months ended March 31, 2023 and 2022, respectively. The decrease in commission expenses was in line with the decrease in revenue.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended March 31, 2023 amounted to $596,253, as compared to $379,041 for the three months ended March 31, 2022, representing an increase of $217,212 or approximately 57.3%. The increase in G&A expenses was mainly due to G&A expenses associated with the provision of complementary health therapies and expenses incurred by the Company on its on-going uplisting exercise to Nasdaq. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Income, Net

For the three months ended March 31, 2023, we recorded an amount of $15,593 as net other income, as compared to $17,926 net other expenses, for the three months ended March 31, 2022, represented a change of $33,519 or approximately 187.0%.

The net other income of $15,593 recorded during the three months ended March 31, 2023 comprised foreign currency exchange loss of $876, unrealized holding gain on marketable securities of $4,920, other income of $8,366 and interest income of $3,183.

The net other expenses of $17,926 incurred during the three months ended March 31, 2022 comprised foreign currency exchange loss of $16,466, unrealized holding loss on marketable securities of $17,670, other income of $4,725 and interest income of $11,485.

Benefit of (Provision for) Income Taxes

The Company recorded benefit of income taxes of $4,217 and provision for income taxes of $8,288 for the three months ended March 31, 2023 and 2022, respectively. Both the benefit of income taxes as well as the provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $135,629 from net loss of $298,446 for the three months ended March 31, 2022 to net loss of $434,075 for the three months ended March 31, 2023, mainly due to reasons as discussed above.

Liquidity and Capital Resources

Malaysia is where the operations of the Company predominantly based, officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the Malaysia government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 and 17. Adults who have been fully vaccinated, i.e. received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

As of March 31, 2023, we had working capital of $374,149 consisting of cash and cash in bank of $430,811 and time deposits of $689,122 as compared to working capital of $799,239 consisting of cash and cash in bank of $523,619 and time deposits of $914,811 as of December 31, 2022. The Company had a net loss of $434,075 for the three months ended March 31, 2023 and accumulated deficits of $5,371,426 as of March 31, 2023 as compared to net loss of $1,666,079 for the year ended December 31, 2022 and accumulated deficits of $4,945,586 as of December 31, 2022.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $434,075 for the three months ended March 31, 2023; (2) accumulated deficit of $5,371,426 as of March 31, 2023; (3) low working capital balance of $374,149 as of March 31, 2023; and (4) the unexpectedly long turnaround time that the Company’s distributors and members are taking to revert to pre-pandemic mode to generate sales.

Management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing from the Company’s second listing on NASDAQ to support its working capital and future growth;

●	other available sources of financing (including debt) banks and other financial institutions; and

●	financial support from our related parties and shareholders.

Based on the above measures, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements. However, there is no assurance that management will be successful in its plans.

The following summarizes the key components of our cash flows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022

Net cash used in operating activities	$(272,555)	$(151,122)
Net cash used in investing activities	(38,768)	-
Net cash used in financing activities	(6,961)	-
Effect of exchange rate on cash and cash equivalents	(213)	(4,835)
Net change in cash and cash equivalents	$(318,497)	$(155,957)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $272,555, comprised of net loss of $434,075, increase in accounts receivables of $1,211, decrease in accounts payable of $5,054, decrease in customer deposits of $18,176, payment of operating lease liabilities of $40,399, decrease in other payables and accrued liabilities of $125,763, decrease in other payable – a related party of $4,632, the non-cash income on unrealized holding gain on marketable securities of $4,920, deferred tax benefit of $4,217; offset by the non-cash depreciation and amortization expense of $21,422, amortization of operating right-of-use assets of $39,672, decrease in amount due from related parties of $9,595, decrease in inventories of $1,007, decrease in prepaid taxes of $254,128, decrease in prepayments and deposits of $23,584, and increase in accounts payable of $16,484.

Net cash used in operating activities for the three months ended March 31, 2022 was $151,122, comprised of net loss of $298,446, increase in accounts receivables of $3,363, increase in inventories of $4,429, decrease in accounts payable of $93, decrease in customer deposits of $173,543, decrease in other payables and accrued liabilities of $119,291, payment of operating lease liabilities of $38,987; offset by the non-cash depreciation and amortization expense of $19,165, amortization of operating right-of-use assets of $39,079, the non-cash expenses on unrealized holding loss on marketable securities of $17,670, deferred tax provision of $7,832, decrease in amount due from related parties of $2,207, decrease in prepaid taxes of $319,946, decrease in prepayments and deposits of $53,176, increase in accounts payable – a related party of $8,281, increase in other payable – a related party of $19,341, and increase in income tax payable of $333.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2023 was $38,768, which was in respect of purchase of equipment.

There were no investing activities for the three months ended March 31, 2022.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2023 was $6,961 which was in respect of payment of deferred offering cost.

There were no financing activities for the three months ended March 31, 2022.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets and allowance for deferred tax assets. Following are the methods and assumptions used in determining our estimates.

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the three months ended March 31, 2023 and 2022.

Impairment of long-lived assets

Operating right-of-use assets and property, plant and equipment are stated at costs less accumulated depreciation and impairment, if any. In determining whether an asset is impaired, the Company has to exercise judgment and make estimation, particularly in assessing: (1) whether an event has occurred or any indicators that may affect the asset value; (2) whether the carrying value of an asset is not recoverable that is its carrying amount exceeds the amount of expected undiscounted future cash flows result from the use of the asset. Once it is established that impairment has occurred, the amount of impairment expense is determined as the difference between the carrying value of the asset and its estimated fair value based on a discounted cash flows approach.

As of March 31, 2023 and 2022, the carrying amounts of operating right-of-use assets and property, plant and equipment amounted to $41,593 and $160,480 (March 31, 2022: $205,532 and $195,621), respectively. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of March 31, 2023 and 2022.

Allowance for deferred tax assets

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

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell.

As ASU 2016-13 has been adopted from January 1, 2023, the Company adopted ASU 2019-05, Financial instruments – Credit Losses (Topic 326) Targeted Transition Relief at the same time.

The AUS 2019-05 provides entities that have certain instruments with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible instruments. The fair value option election does not apply to held-to-maturity debt securities.

The adoption of these ASUs did not have a material impact on the unaudited condensed consolidated financial statements for the three months end and as at March 31, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of March 31, 2023, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2023:

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

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2023
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 15, 2023
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

