Form 10-Q
period 2023-06-30
Agape ATP Corp
filed 2023-08-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2023
Common Stock, $0.0001 par value	75,452,012

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,146 and $1,609 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2023 and December 31, 2022, respectively.)	$653,754	$1,438,430
Accounts receivable	5,303	2,826
Amount due from related parties	1,417	10,534
Inventories	66,056	46,277
Prepaid taxes (Included $1,643 and $1,741 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2023 and December 31, 2022, respectively.)	91,968	339,367
Prepayments and deposits (Included $28 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2023 and December 31, 2022, respectively.)	122,938	191,100
Total Current Assets	941,436	2,028,534

OTHER ASSETS
Property and equipment, net	105,674	142,149
Intangible assets, net	19,728	24,044
Operating right-of-use assets	284,670	81,133
Investment in marketable securities	25,331	16,687
Deferred offering costs	522,062	499,202
Deferred tax assets	6,382	-
Total other assets	963,847	763,215

TOTAL ASSETS	$1,905,283	$2,791,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$50,800	$28,833
Accounts payable – related parties	19,605	25,611
Customer deposits	312,189	363,018
Operating lease liabilities	98,688	82,708
Other payables and accrued liabilities ($1,028 and $1,090 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2023 and December 31, 2022, respectively.)	475,667	713,277
Other payable – related parties	1,030	4,880
Income tax payable	10,350	10,968
Total Current Liabilities	968,329	1,229,295

NON-CURRENT LIABILITIES
Operating lease liabilities	186,300	-
Total Non-current Liabilities	186,300	-

TOTAL LIABILITIES	$1,154,629	$1,229,295

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	7,545	7,545
Additional paid in capital	6,470,716	6,470,716
Accumulated deficit	(5,746,112)	(4,945,586)
Accumulated other comprehensive income	11,612	9,266
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	743,761	1,541,941

NON-CONTROLLING INTERESTS	6,893	20,513

TOTAL EQUITY	750,654	1,562,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,905,283	$2,791,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUE	$303,935	$396,707	$684,703	$805,667

COST OF REVENUE	(107,931)	(109,383)	(236,289)	(182,814)

GROSS PROFIT	196,004	287,324	448,414	622,853

SELLING	(64,126)	(79,587)	(140,224)	(194,198)
COMMISSION	(21,942)	(62,557)	(55,884)	(176,666)
GENERAL AND ADMINISTRATIVE	(469,469)	(451,363)	(1,065,723)	(830,404)
TOTAL OPERATING EXPENSES	(555,537)	(593,507)	(1,261,831)	(1,201,268)

LOSS FROM OPERATIONS	(359,533)	(306,183)	(813,417)	(578,415)

OTHER (EXPENSES) INCOME
Other income, net	4,134	1,341	12,500	12,826
Interest income	1,634	3,526	4,817	8,251
Unrealized holding gain (loss) on marketable securities	3,790	(35,219)	8,710	(52,889)
Gain on disposal of property and equipment	1,787	-	1,787	-
Exchange loss, net	(33,700)	(67,417)	(34,576)	(83,883)
TOTAL OTHER EXPENSES, NET	(22,355)	(97,769)	(6,762)	(115,695)

LOSS BEFORE INCOME TAXES	(381,888)	(403,952)	(820,179)	(694,110)

BENEFIT OF (PROVISION FOR) INCOME TAXES	2,439	(392)	6,655	(8,680)

NET LOSS	(379,449)	(404,344)	(813,524)	(702,790)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(4,763)	10,556	(12,998)	11,207

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(374,686)	$(414,900)	$(800,526)	$(713,997)

NET LOSS	$(379,449)	$(404,344)	$(813,524)	$(702,790)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	269	(61,156)	2,346	(73,179)

TOTAL COMPREHENSIVE LOSS	(379,180)	(465,500)	(811,178)	(775,969)

Less: Comprehensive loss attributable to non-controlling interests	(5,401)	(271)	(13,619)	(270)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(373,779)	$(465,229)	$(797,559)	$(775,699)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	75,452,012	75,452,012	75,452,012	100,397,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	21,501	-	-	-	-
Net loss	-	-	-	(299,097)	-	651	(298,446)
Foreign currency translation adjustment	-	-	-	-	(12,023)	1	(12,022)
Balance as of March 31, 2022	75,452,012	$7,545	$6,470,716	$(3,557,784)	$81,375	$316	$3,002,168
Net loss	-	-	-	(414,900)	-	10,556	(404,344)
Foreign currency translation adjustment	-	-	-	-	(61,156)	(271)	(61,427)
Balance as of June 30, 2022	75,452,012	$7,545	$6,470,716	$(3,972,684)	$20,219	$10,601	$2,536,397

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	75,452,012	$7,545	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454
Net loss	-	-	-	(425,840)	-	(8,235)	(434,075)
Foreign currency translation adjustment	-	-	-	-	2,077	17	2,094
Balance as of March 31, 2023	75,452,012	$7,545	$6,470,716	$(5,371,426)	$11,343	$12,295	$1,130,473
Net loss	-	-	-	(374,686)	-	(4,763)	(379,449)
Foreign currency translation adjustment	-	-	-	-	269	(639)	(370)
Balance as of June 30, 2023	75,452,012	$7,545	$6,470,716	$(5,746,112)	$11,612	$6,893	$750,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(813,524)	$(702,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,177	36,661
Amortization	3,087	897
Amortization of operating right-of-use assets	78,333	75,241
Unrealized holding (gain) loss on marketable securities	(8,710)	52,889
Deferred tax (benefit) provision	(6,655)	-
Changes in operating assets and liabilities:
Accounts receivables	(2,751)	(214)
Amount due from related parties	(209)	2,201
Inventories	(23,013)	28,790
Prepaid taxes	238,064	296,219
Prepayments and deposits	80,651	102,099
Accounts payable	24,608	7,804
Accounts payable –related parties	(4,758)	14,407
Customer deposits	(31,655)	(175,936)
Operating lease liabilities	(79,551)	(75,200)
Other payables and accrued liabilities	(228,812)	(166,137)
Other payable – related parties	(3,457)	2,081
Income tax payable	-	5,261
Net cash used in operating activities	(742,175)	(495,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,499)	(750)
Net cash used in investing activities	(6,499)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(22,861)	(178,926)
Net cash used in financing activities	(22,861)	(178,926)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(13,141)	(115,008)

DECREASE IN CASH AND CASH EQUIVALENTS	(784,676)	(790,411)

CASH AND CASH EQUIVALENTS, beginning of period	1,438,430	2,597,848

CASH AND CASH EQUIVALENTS, end of period	$653,754	$1,807,437

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$20,849	$77,117

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Increase in right-of-use assets and lease liabilities due to lease renewal	$283,220	$-

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $379,449 and $813,524 for the three and six months ended June 30, 2023; (2) accumulated deficit of $5,746,112 as of June 30, 2023; (3) working capital deficit of $26,892 as of June 30, 2023; and (4) the unexpectedly long turnaround time that the Company’s distributors and members are taking to revert to pre-pandemic mode to generate sales.

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

The interim unaudited financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2023, its unaudited results of operations for the three and six months ended June 30, 2023 and 2022, and its unaudited cash flows for the six months ended June 30, 2023 and 2022, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and six months ended June 30, 2023, SEA, the only VIE of the Company has no significant operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2023 and December 31, 2022, no allowance of doubtful accounts was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any inventory write-downs nor write-off.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There was no allowance for doubtful accounts recorded nor doubtful accounts written-off during the three and six months ended June 30, 2023 and 2022. There was no allowance for doubtful accounts balances as of June 30, 2023 and December 31, 2022.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Useful Life
Computer and office equipment	5-7 years
Furniture & fixtures	6-7 years
Leasehold improvements	Shorter of the remaining lease terms or the estimated useful lives
Vehicle	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the unaudited condensed consolidated statements of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Intangible assets, net

Intangible assets, net, are stated at cost, less accumulated amortization. Amortization expense is recognized on the straight-line basis over the estimated useful lives of the assets as follows:

Classification	Useful Life

Computer software	5 years

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

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

For the three months ended June 30, 2023 and 2022, the Company recognized $6,422 and $4,824, as forfeited coupon income, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized $28,872 and $5,777, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $7,790 which it is expected to fulfill within 12 months from June 30, 2023.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended June 30, 2023 and 2022, revenues from health and wellness services were $58,862 and $30,072 respectively. For the six months ended June 30, 2023 and 2022, revenues from health and wellness services were $124,214 and $31,139 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Survivor Select	$-	$13,941	$28,210	$22,753
Ionized Cal-Mag	37,221	14,278	84,802	62,368
Omega Blend	-	42,747	22,471	179,177
Beta Maxx	-	23,564	21,206	47,637
Iron	9,929	3,118	21,617	7,186
Young Formula	-	1,075	-	34,269
ATPR Mito+	-	76,605	-	187,926
Hyaluronic Acid Serum	-	1,698	-	3,006
Mousse Facial Cleanser	-	4,355	-	7,394
Trim+	3,702	2,765	9,587	6,236
LIVO 5	21,812	-	21,812	-
Others – Products for the provision of complementary health therapies	154,411	182,101	330,968	216,188
Others	17,998	388	19,816	388
Total revenues - products	245,073	366,635	560,489	774,528
Health and Wellness services	58,862	30,072	124,214	31,139
Total revenues - products and services	$303,935	$396,707	$684,703	$805,667

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. For the three and six months ended June 30, 2023, cost of revenue were $107,931 and $236,289, respectively. For the three and six months ended June 30, 2022, cost of revenue were $109,383 and $182,814, respectively.

Shipping and handling

Shipping and handling charges amounted to $1,131 and $4,272 for the three months ended June 30, 2023 and 2022, respectively. Shipping and handling charges amounted to $2,656 and $7,179 for the six months ended June 30, 2023 and 2022, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were no advertising costs incurred for the three and six months ended June 30, 2023. Advertising costs amounted to $4,765 and $4,765 for the three and six months ended June 30, 2022. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $21,942 and $62,557 for the three months ended June 30, 2023 and 2022, respectively. Commission expenses amounted to $55,884 and $176,666 for the six months ended June 30, 2023 and 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $35,759 and $35,936 for the three months ended June 30, 2023 and 2022, respectively. Total expenses for the plans were $79,472 and $63,408 for the six months ended June 30, 2023 and 2022, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the three and six months ended June 30, 2023 and 2022.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2023 and 2022, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2023	December 31, 2022
Period-end MYR : US$1 exchange rate	4.67	4.41
Period-end HKD : US$1 exchange rate	7.84	7.80

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Period-average MYR : US$1 exchange rate	4.58	4.37	4.48	4.28
Period-average HKD : US$1 exchange rate	7.84	7.85	7.84	7.83

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

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no other new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Recently adopted Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standards has no material impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	June 30, 2023	December 31, 2022
Current assets	$2,817	$3,350
Current liabilities	(41,057)	(43,512)
Net deficit	$(38,240)	$(40,162)

	As of
	June 30, 2023	December 31, 2022
Current assets:
Cash	$1,146	$1,609
Prepaid taxes	1,643	1,741
Prepayment and deposits	28	-
Total current assets	$2,817	$3,350

Current liabilities:
Accounts payable – intercompany	$40,029	$42,422
Other payables and accrued liabilities	1,028	1,090
Total current liabilities	$41,057	$43,512
Net deficit	$(38,240)	$(40,162)

The summarized operating results of the VIE’s are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Profit (Loss) from operations	$(81)	$1,723	$(359)	$(3,219)
Net loss	$(81)	$1,723	$(359)	$(3,219)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. CASH AND CASH EQUIVALENTS

As of June 30, 2023 and December 31, 2022 the Company has $653,754 and $1,438,430, respectively, of cash and cash equivalents, which consists of $332,431 and $523,619, respectively, of cash and cash in banks and $321,323 and $914,811, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 1.22% to 1.88% per annum for the three and six months ended June 30, 2023. The effective interest rate ranged between 1.10% to 1.17% per annum for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, $397,809 and $231,187 of these balances are not covered by deposit insurance, respectively.

6. ACCOUNTS RECEIVABLE

	As of
	June 30, 2023	December 31, 2022

Accounts receivable	$5,303	$2,826
Allowance for doubtful accounts	-	-
Total accounts receivable	$5,303	$2,826

7. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2023	December 31, 2022

Finished goods	$66,056	$46,277

There were no inventory write-downs nor write-off for the three and six months ended June 30, 2023 and 2022, respectively.

8. PREPAYMENTS AND DEPOSITS

	As of
	June 30, 2023	December 31, 2022

Receivables from sales distributors	$28,219	$43,596
Deposits to suppliers	94,719	147,504
Subtotal	122,938	191,100
Less: Allowance for doubtful accounts	-	-
Total	$122,938	$191,100

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PREPAYMENTS AND DEPOSITS (Continued)

Movements of allowance for doubtful accounts are as follows:

	For the six months ended June 30, 2023	For the year ended December 31, 2022

Beginning balance	$-	$121,095
Addition	-	-
Write off	-	(120,372)
Exchange rate effect	-	(723)
Ending balance	$-	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	June 30, 2023	December 31, 2022

Computer and office equipment	$88,641	$87,428
Furniture & fixtures	109,342	115,789
Leasehold improvements	181,136	191,965
Vehicle	88,259	93,535
Subtotal	467,378	488,717
Less: accumulated depreciation	(361,704)	(346,568)
Total	$105,674	$142,149

Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $18,124 and $17,954, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $36,177 and $36,661, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	June 30, 2023	December 31, 2022

Computer software	$52,225	$55,348
Less: accumulated amortization	(32,497)	(31,304)
Total	$19,728	$24,044

Amortization expense for the three months ended June 30, 2023 and 2022 amounted to $1,506 and $439, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 amounted to $3,087 and $897, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

(viii)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 13, 2023, there were only 200 shares of common stock of the company traded. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

	As of
	June 30, 2023	December 31, 2022
Cost of investment	$16,687	$89,001
Transfer from non-marketable security	-	1,500
Dividend income from Greenpro Capital Corp.	-	-
Unrealized holding gain (loss)	8,710	(73,519)
Exchange rate effect	(66)	(295)
Investment in marketable securities	$25,331	$16,687

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

	As of
Phoenix Plus Corporation	June 30, 2023	December 31, 2022
Cost of investment	$-	$1,500
Less: Transfer to investment in marketable securities	-	(1,500)
Investment in non-marketable securities	$-	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CUSTOMER DEPOSITS

	As of
	June 30, 2023	December 31, 2022

Customer deposits	$265,300	$289,487
Unexpired product coupons	46,889	73,531
Total	$312,189	$363,018

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

14. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2023	December 31, 2022

Professional fees	$140,672	$324,629
Promotion expenses	38,583	38,583
Payroll	17,944	21,164
Amounts held in eWallets (a)	195,000	216,049
Tax penalty	75,000	75,000
Others	8,468	37,852
Total	$475,667	$713,277

(a)	The Company requires all members and distributors of its network marketing business to maintain an electronic wallet (eWallet) account with the Company. The eWallet is primarily for the crediting of any commission payment that falls below RM100 (or $22.70). Commission payment exceeding the RM100 threshold shall only be credited into the member’s or distributor’s eWallet upon request. The eWallet functionality allows the members to place new product orders utilizing eWallet available balance and/or request commission payout via multiple payment methods provided that each of the withdrawal amount exceeds RM100. Amounts held in eWallets are reflected on the balance sheet as a current liability.

15. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2023	December 31, 2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,178	$1,273
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	-	9,261
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Expenses paid for DSYWLC	239	-

Total			$1,417	$10,534

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2023	December 31, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$19,601	$25,387
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	4	224
Total			$19,605	$25,611

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2023	December 31, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$391	$2,149
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	316	2,147
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	323	584
Total			$1,030	$4,880

Related party transactions

Purchases

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$55,614	$63,142
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	212	395
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchases of products for the provision of complementary health therapies	-	127
Total			$55,826	$63,664

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$116,269	$74,909
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	17,761	395
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchases of products for the provision of complementary health therapies	-	127
Total			$134,030	$75,431

Other Purchases

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,291	$-
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,151	69
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	212	-
Total			$2,654	$69

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,233	$-
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	3,407	69
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	280	-
Total			$5,920	$69

Commission

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,626	$2,443
Total			$1,626	$2,443

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$3,538	$5,148
Total			$3,538	$5,148

Other Income

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$670	$-
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	2,010	-
TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	67	-
Total			$2,747	$-

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$1,340	$-
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	4,021	-
TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	67	-
Total			$5,428	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$13,647	$-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	8,254	5,602
Total			$21,901	$5,602

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2023	2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$27,718	$-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	16,363	11,203
Total			$44,081	$11,203

16. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2023 and December 31, 2022, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of June 30, 2023 and December 31, 2022, there were 1,000,000,000 common stocks authorized; and 75,452,012 shares issued and outstanding.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company. As a result, the outstanding shares was reduced by 215,008,035 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2023 and December 31, 2022.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	June 30, 2023	December 31, 2022
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	7,386	20,384
Accumulated other comprehensive (loss) income	(590)	32
	6,893	20,513
ASL	-	-
Total	$6,893	$20,513

18. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Tax jurisdictions from:
Local – United States	$(142,912)	$(187,379)	$(310,697)	$(293,804)
Foreign – Malaysia	(241,867)	(189,395)	(516,152)	(354,459)
Foreign – Hong Kong	2,891	(27,178)	6,670	(45,847)

Loss before income tax	$(381,888)	$(403,952)	$(820,179)	$(694,110)

The benefit of (provision for) income taxes consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Current:
- Local	$-	$-	$-	$-
- Foreign	-	(392)	-	(8,680)

Deferred:
- Local	-	-	-	-
- Foreign	2,439	-	6,655	-
Benefit of (Provision for) income tax	$2,439	$(392)	$6,655	$(8,680)

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

For the three and six months ended June 30, 2023 and 2022, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of June 30, 2023 and December 31, 2022, the operations in the United States of America incurred approximately $1,668,000 and $1,357,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2023 and December 31, 2022 were approximately $350,000 and $285,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd. and DSY Wellness International Sdn. Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and six months ended June 30, 2023 and 2022, with the remaining balance being taxed at the 24% rate.

As of June 30, 2023 and December 31, 2022, the operations in Malaysia incurred approximately $2,149,000 and $1,723,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $35,000, $778,000, $858,000 and $478,000 of the net operating loss carry forwards will expire in 2030, 2031, 2032 and 2033, respectively, if unutilized. The deferred tax valuation allowance as of June 30, 2023 and December 31, 2022 were approximately $501,000 and $408,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	June 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards in U.S.	$350,216	$284,959
Net operating loss carry forwards in Malaysia	507,709	408,226

Less: valuation allowance	(851,545)	(693,185)
Deferred tax assets, net	$6,382	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and six months ended June 30, 2023 and 2022.

19. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended June 30, 2023 and 2022, no customer accounted for 10% or more of the Company’s total revenues. For the six months ended June 30, 2023 and 2022, no customer accounted for 10% or more of the Company’s total revenues.

As of June 30, 2023, two individual customers accounted for approximately 19.9% and 18.7% of the Company’s balance of accounts receivable, respectively. As of December 31, 2022, five individual customers accounted for approximately 72.0% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended June 30, 2023, three vendors accounted for approximately 43.1%, 27.5% and 26.0% of the Company’s total purchases. For the three months ended June 30, 2022, three vendors accounted for approximately 70.0%, 17.0% and 11% of the Company’s total purchases, respectively.

For the six months ended June 30, 2023, the same three vendors accounted for approximately 47.2%, 26.5% and 13.6% of the Company’s total purchases. For the six months ended June 30, 2022, two vendors accounted for approximately 46.0% and 43.0% of the Company’s total purchases.

As of June 30, 2023, two vendors accounted for approximately 62.3% and 27.8% of the Company’s total balance of accounts payable, respectively. As of December 31, 2022, three vendors accounted for approximately 46.6%, 25.8% and 23.9% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 27.8% and 46.6% of the Company’s total balance of accounts payable as of June 30, 2023 and December 31, 2022, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

One sales distributor accounted for 10% or more of the Company’s commission expense for the three months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023, one sales distributor accounted for 10% or more of the Company’s commission expense. For the six months ended June 30, 2022, no sales distributor accounted for 10% or more of the Company’s commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2023 and December 31, 2022, $630,285 and $1,427,963 were deposited with financial institutions, respectively, $397,809 and $231,187 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

On May 31, 2021, the Company entered into two separate two-year leases extension with the modified lease expiring May 31, 2023 for its office space and expiring August 31, 2023 for its training center. The lease modification required the Company to re-measure the ROU assets and lease liabilities based on the modified leases. The Company recognized a reduction of $3,250 in ROU assets and lease liabilities upon lease modifications based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate. On June 1, 2023, upon the expiry of the two-years lease for its office space, the Company entered into a new three-years lease with the same landlord. The Company recognized lease liabilities of approximately $283,220, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

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

Amortization of operating right-of-use assets for the three months ended June 30, 2023 and 2022 were $38,683 and $36,162 respectively. Amortization of operating right-of-use assets for the six months ended June 30, 2023 and 2022 were $78,333 and $75,241 respectively.

As of June 30, 2023, the weighted remaining term of the lease is approximately 2.81 years.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

20. COMMITMENTS AND CONTINGENCIES (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities

2024	$111,362
2025	102,501
2026	93,959
Thereafter	-
Total lease payments	307,822
Less: interest	(22,834)
Present value of lease liabilities	$284,988

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of June 30, 2023, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $16,020.

Rent expense for the three months ended June 30, 2023 and 2022 was $48,727 and $54,237, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was $99,434 and $98,312, respectively.

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

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this unaudited condensed consolidated financial statements, and does not identify any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 31, 2023, for the year ended December 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Agape ATP Corporation provides health solution advisory services to its clients. We primarily focus our efforts on attracting customers in Malaysia. We have an advisory services center called the “ATP Zeta Health Program”, which is a health program designed to effectively prevent diseases caused by polluted environments, unhealthy dietary intake and unhealthy lifestyles, and the promotion of health. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled nutritionists and/or dieticians.

In order to strengthen the Company’s supply chain, on May 8, 2020, the Company successfully acquired approximately 99.99% of Agape Superior Living Sdn Bhd, a Malaysia company (“ASL”), with the goal of securing an established network marketing sales channel that has been established in Malaysia for the past 18 years. ASL has been offering the Company’s ATP Zeta Health Program as part of its product lineup. As such, the acquisition creates synergy in the Company’s operation by boosting the Company’s retail and marketing capabilities. The acquired subsidiary allows the Company to fulfill its mission of “helping people to create health and wealth” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle.

The Company deems creating public awareness on wellness and wellbeing lifestyle as essential to enhance the provision of its health solution advisory services; and therefore, incorporated Wellness ATP International Holdings Sdn, Bhd. (“WATP”). Upon its establishment, WATP started collaborating with ASL to carry out various wellness programs.

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

We offer three series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

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

The newly established subsidiary DSY Wellness is a further expansion of our business into the health and wellness industry and aims to pursue the business of providing traditional and complementary health therapies.

Results of Operation

For the three months ended June 30, 2023 and 2022

Revenue

We generated revenue of $303,935, which comprised revenue from the Company’s network marketing business of $90,662 (approximately 29.8%); and revenue from the Company’s operations in the provision of complementary health therapies of $213,273 (approximately 70.2%) for the three months ended June 30, 2023 as compared to $396,707, which comprised revenue from the Company’s network marketing business of $184,534 (approximately 46.5%); and revenue from the Company’s operations in the provision of complementary health therapies of $212,173 (approximately 53.5%) for the three months ended June 30, 2022. Revenue from the Company’s network marketing business decreased significantly by $93,872, or approximately 50.9%. Revenue from the Company’s operations in the provision of complementary health therapies increased marginally by $1,100, or approximately 0.5%. Total revenue decreased by $92,772, or approximately 23.4%. The decrease was predominately due to the anticipated poor performance from the Company’s network marketing business. The Company is in the process of introducing a whole new range of products for its networking marketing business. Distributors and members curtailed the purchases of the Company’s existing products, awaiting the Company’s new products range. The launch of the Company’s new products, regrettably was delayed.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023 amounted to $107,931 as compared to $109,383 for the three months ended June 30, 2022, a marginal decrease of $1,452, or approximately 1.3%. Cost of revenue did not decrease in tandem with decrease in revenue for the period due to the varying gross profit margins associated with the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended June 30, 2023 amounted to $196,004, represented a gross margin of approximately 64.5% as compared to $287,324 for the three months ended June 30, 2022, equivalent to a gross margin of approximately 72.4%. The decrease in gross margin was predominantly due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and G&A expenses (as defined below). Total operating expenses were $555,537 for the three months ended June 30, 2023, increased by $37,970 or approximately 6.4% from $593,507 for the three months ended June 30, 2022.

Selling expenses

Selling expenses for the three months ended June 30, 2023 amounted to $64,126 as compared to $79,587 for the three months ended June 30, 2022, a decrease of $15,461, or approximately 19.4%. The Company’s selling expenses typically comprise salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $21,942 and $62,557 for the three months ended June 30, 2023 and 2022, respectively. The decrease in commission expenses was in line with the decrease in revenue.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended June 30, 2023 amounted to $469,469, as compared to $451,363 for the three months ended June 30, 2022, an increase of $18,106, or approximately 4.0%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Expenses, Net

For the three months ended June 30, 2023, we recorded an amount of $22,355 as other expenses, net, as compared to $97,769 other expenses, net, for the three months ended June 30, 2022, represented a decrease of $75,414, or approximately 77.1%.

The net other expenses of $22,355 incurred during the three months ended June 30, 2023 comprised foreign currency exchange loss of $33,700, unrealized holding gain on marketable securities of $3,790, other income, net of $4,134, interest income of $1,634 and gain on disposal of property and equipment of $1,787. The net other expenses of $97,769 incurred during the three months ended June 30, 2022 comprised foreign currency exchange loss of $67,417, unrealized holding loss on marketable securities of $35,219, other income, net of $1,341 and interest income of $3,526.

Benefit of (Provision for) Income Taxes

The Company recorded benefit of income taxes of $2,439 and provision for income taxes of $392 for the three months ended June 30, 2023 and 2022, respectively. Both the benefit of income taxes as well as the provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss reduced by $24,895 from net loss of $404,344 for the three months ended June 30, 2022 to net loss of $379,449 for the three months ended June 30, 2023, mainly due to reasons as discussed above.

For the six months ended June 30, 2023 and 2022

Revenue

We generated revenue of $684,703, which comprised revenue from the Company’s network marketing business of $229,521 (approximately 33.5%); and revenue from the Company’s operations in the provision of complementary health therapies of $455,182 (approximately 66.5%) for the six months ended June 30, 2023 as compared to $805,667, which comprised revenue from the Company’s network marketing business of $558,340 (approximately 69.3%); and revenue from the Company’s operations in the provision of complementary health therapies of $247,327 (approximately 30.7%) for the six months ended June 30, 2022. Revenue from the Company’s network marketing business decreased significantly by $328,819, or approximately 58.9%. Revenue from the Company’s operations in the provision of complementary health therapies increased significantly by $207,855, or approximately 84.0%. Total revenue decreased by $120,964, or approximately 15.0%. The decrease was predominately due to the anticipated poor performance from the Company’s network marketing business. The Company is in the process of introducing a whole new range of products for its networking marketing business. Distributors and members curtailed the purchases of the Company’s existing products, awaiting the Company’s new products range. The shortfall in revenue of the Company’s network marketing business was significantly compensated by the significant increase in revenue in the Company’s operations in the provision of complementary health therapies. This new division which commenced in February 2022 is witnessing modest growth.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023 amounted to $236,289 as compared to $182,814 for the six months ended June 30, 2022, an increase of $53,475, or approximately 29.3%. The increase was due to the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the six months ended June 30, 2023, amounted to $448,414, represented a gross margin of approximately 65.5% as compared to $622,853 for the six months ended June 30, 2022, equivalent to a gross margin of approximately 77.3%. The decrease in gross margin was predominantly due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses. Total operating expenses were $1,261,831 for the six months ended June 30, 2023, increased by $60,563 or approximately 5.0% from $1,201,268 for the six months ended June 30, 2022.

Selling expenses

Selling expenses for the six months ended June 30, 2023 amounted to $140,224 as compared to $194,198 for the six months ended June 30, 2022, a decrease of $53,974, or approximately 27.8%, predominantly due to decrease in promotional expenses. Promotional activities on the Company’s network marketing business were scaled back during the time lag between phasing out of the old products range awaiting the upcoming new range of products. The Company’s selling expenses typically comprise of salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses. There was also a small reduction in the number of headcounts in the recent six months ended June 30, 2023.

Commission expenses

Commission expenses were $55,884 and $176,666 for the six months ended June 30, 2023 and 2022, respectively. The decrease in commission expenses was in line with the decrease in revenue.

General and administrative expenses (“G&A expenses”)

G&A expenses for the six months ended June 30, 2023 amounted to $1,065,723, as compared to $830,404 for the six months ended June 30, 2022, an increase of $235,319, or approximately 28.3%. The increase in G&A expenses was mainly due to G&A expenses associated with the provision of complementary health therapies and expenses incurred by the Company on its on-going uplisting exercise to Nasdaq. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Expenses, Net

For the six months ended June 30, 2023, we recorded an amount of $6,762 as other expenses, net, as compared to $115,695 other expenses, net, for the six months ended June 30, 2022, represented a decrease of $108,933 or approximately 94.2%.

The net other expenses of $6,762 incurred during the six months ended June 30, 2023 comprised foreign currency exchange loss of $34,576, unrealized holding gain on marketable securities of $8,710, other income, net of $12,500, interest income of $4,817 and gain on disposal of property and equipment of $1,787. The net other expenses of $115,695 incurred during the six months ended June 30, 2022 comprised foreign currency exchange loss of $83,883, unrealized holding loss on marketable securities of $52,889, other income, net of $12,826 and interest income of $8,251.

Benefit of (Provision for) Income Taxes

The Company recorded benefit of income taxes of $6,655 and provision for income taxes of $8,680 for the six months ended June 30, 2023 and 2022, respectively. Both the benefit of income taxes as well as the provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $110,734 from net loss of $702,790 for the six months ended June 30, 2022 to net loss of $813,524 for the six months ended June 30, 2023, mainly due to reasons as discussed above.

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

As of June 30, 2023, we had working capital deficit of $26,893, consisting of cash and cash in bank of $332,431 and time deposits of $321,323 as compared to working capital of $799,239 consisting of cash and cash in bank of $523,619 and time deposits of $914,811 as of December 31, 2022. The Company had a net loss of $813,524 for the six months ended June 30, 2023 and accumulated deficits of $5,746,112 as of June 30, 2023 as compared to net loss of $1,666,079 for the year ended December 31, 2022 and accumulated deficits of $4,945,586 as of December 31, 2022.

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

The following summarizes the key components of our cash flows for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022

Net cash used in operating activities	$(742,175)	$(495,727)
Net cash used in investing activities	(6,499)	(750)
Net cash used in financing activities	(22,861)	(178,926)
Effect of exchange rate on cash and cash equivalents	(13,141)	(115,008)
Net change in cash and cash equivalents	$(784,676)	$(790,411)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $742,175, comprised of net loss of $813,524, increase in accounts receivables of $2,751, increase in amount due from related parties of $209, increase in inventories of $23,013, decrease in accounts payable –related parties of $4,758, decrease in customer deposits of $31,655, decrease in other payables and accrued liabilities of $228,812, payment of operating lease liabilities of $79,551, decrease in other payable –related parties of $3,457, the non-cash expenses on unrealized holding gain on marketable securities of $8,710, deferred tax benefit of $6,655, offset by the non-cash depreciation and amortization expense of $39,264, amortization of operating right-of-use assets of $78,333, decrease in prepaid taxes of $238,064, decrease in prepayments and deposits of $80,651 and increase in accounts payable of $24,608.

Net cash used in operating activities for the six months ended June 30, 2022 was $495,727 and were mainly comprised of the net loss of $702,790, increase in accounts receivables of $214, decrease in customer deposits of $175,936, payment of operating lease liabilities of $75,200 and decrease in other payables and accrued liabilities (including related party) of $164,056. The net cash used in operating activities was mainly offset by the non-cash depreciation and amortization expense of $37,558, amortization of operating right-of-use assets of $75,241, unrealized holding loss on marketable securities of $52,889, decrease in amount due from related parties of $2,201, the decrease in inventories of $28,790, refund in prepaid taxes of $296,219, decrease in prepayments and deposits of $102,099, increase in accounts payable (including related party) of $22,211 and increase in income tax payables of $5,261.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2023 was $6,499, which was in respect of purchase of equipment.

Net cash used in investing activities for the six months ended June 30, 2022 was $750, which was in respect of purchase of equipment.

Financing activities

Deferred offering cost made up the entire net cash used in financing activities for the six months ended June 30, 2023 and 2022 of $22,861 and $178,926, respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the six months ended June 30, 2023 and 2022.

Impairment of long-lived assets

Operating right-of-use assets and property and equipment are stated at costs less accumulated depreciation and impairment, if any. In determining whether an asset is impaired, the Company has to exercise judgment and make estimation, particularly in assessing: (1) whether an event has occurred or any indicators that may affect the asset value; (2) whether the carrying value of an asset is not recoverable that is its carrying amount exceeds the amount of expected undiscounted future cash flows result from the use of the asset. Once it is established that impairment has occurred, the amount of impairment expense is determined as the difference between the carrying value of the asset and its estimated fair value based on a discounted cash flows approach.

As of June 30, 2023 and December 31, 2022, the carrying amounts of operating right-of-use assets and property and equipment amounted to $284,670 and $105,674 (December 31, 2022: $81,133 and $142,149), respectively. No impairment losses on operating right-of-use assets and property and equipment were recognized as of June 30, 2023 and 2022.

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

The adoption of these ASUs did not have a material impact on the unaudited condensed consolidated financial statements for the six months ended and as at June 30, 2023.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In March 2023, the FASB issued ASU No. 2023-01, “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no other new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of June 30, 2023, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2023:

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

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2023
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: August 14, 2023
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

