Form 10-Q
period 2023-09-30
Agape ATP Corp
filed 2023-11-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2023
Common Stock, $0.0001 par value	77,102,012

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,140 and $1,609 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2023 and December 31, 2022, respectively.)	$311,659	$1,438,430
Accounts receivable	22,719	2,826
Amount due from related parties	1,327	10,534
Inventories	56,777	46,277
Prepaid taxes (Included $1,634 and $1,741 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2023 and December 31, 2022, respectively.)	21,524	339,367
Prepayments and deposits (Included $18 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2023 and December 31, 2022, respectively.)	114,806	191,100
Total Current Assets	528,812	2,028,534

NON-CURRENT ASSETS
Property and equipment, net	89,058	142,149
Intangible assets, net	18,299	24,044
Operating right-of-use assets, net	374,283	81,133
Investment in marketable securities	21,468	16,687
Deferred offering costs	613,112	499,202
Deferred tax assets	6,306	-
Total Non-current Assets	1,122,526	763,215

TOTAL ASSETS	$1,651,338	$2,791,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$38,034	$28,833
Accounts payable – related parties	27,703	25,611
Customer deposits	297,337	363,018
Operating lease liabilities, current	129,413	82,708
Other payables and accrued liabilities ($1,279 and $1,090 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of September 30, 2023 and December 31, 2022, respectively.)	479,426	713,277
Other payable – related parties	2,144	4,880
Income tax payable	-	10,968
Total Current Liabilities	974,057	1,229,295

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	245,250	-
Total Non-current Liabilities	245,250	-

TOTAL LIABILITIES	$1,219,307	$1,229,295

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 75,452,012 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	7,545	7,545
Additional paid in capital	6,470,716	6,470,716
Accumulated deficit	(6,073,141)	(4,945,586)
Accumulated other comprehensive income	17,979	9,266
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	423,099	1,541,941

NON-CONTROLLING INTERESTS	8,932	20,513

TOTAL EQUITY	432,031	1,562,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,651,338	$2,791,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUE	$355,314	$663,889	$1,040,017	$1,469,556

COST OF REVENUE	(120,586)	(157,745)	(356,875)	(340,559)

GROSS PROFIT	234,728	506,144	683,142	1,128,997

SELLING	(49,285)	(76,030)	(189,509)	(270,228)
COMMISSION	(14,002)	(167,395)	(69,886)	(344,061)
GENERAL AND ADMINISTRATIVE	(488,519)	(456,027)	(1,554,242)	(1,286,431)
TOTAL OPERATING EXPENSES	(551,806)	(699,452)	(1,813,637)	(1,900,720)

LOSS FROM OPERATIONS	(317,078)	(193,308)	(1,130,495)	(771,723)

OTHER (EXPENSES) INCOME
Other (expense) income, net	(98)	1,173	12,402	13,999
Interest income	658	3,820	5,475	12,071
Unrealized holding (loss) gain on marketable securities	(3,872)	(11,395)	4,838	(64,284)
(Loss) Gain on disposal of property and equipment	(20)	-	1,767	-
Exchange loss, net	(382)	(59,504)	(34,958)	(143,387)
TOTAL OTHER EXPENSES, NET	(3,714)	(65,906)	(10,476)	(181,601)

LOSS BEFORE INCOME TAXES	(320,792)	(259,214)	(1,140,971)	(953,324)

(PROVISION FOR) BENEFIT OF INCOME TAXES	(3,943)	18,997	2,712	10,317

NET LOSS	(324,735)	(240,217)	(1,138,259)	(943,007)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	2,294	495	(10,704)	11,704

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(327,029)	$(240,712)	$(1,127,555)	$(954,711)

NET LOSS	$(324,735)	$(240,217)	$(1,138,259)	$(943,007)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	6,367	(51,216)	8,713	(124,395)

TOTAL COMPREHENSIVE LOSS	(318,368)	(291,433)	(1,129,546)	(1,067,402)

Less: Comprehensive income (loss) attributable to non-controlling interests	2,039	(387)	(11,580)	(658)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(320,407)	$(291,046)	$(1,117,966)	$(1,066,744)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	75,452,012	75,452,012	75,452,012	91,991,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME (LOSS)	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2021	290,460,047	$29,046	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	21,501	-	-	-	-
Net income (loss)	-	-	-	(299,097)	-	651	(298,446)
Foreign currency translation adjustment	-	-	-	-	(12,023)	1	(12,022)
Balance as of March 31, 2022	75,452,012	$7,545	$6,470,716	$(3,557,784)	$81,375	$316	$3,002,168
Net income (loss)	-	-	-	(414,900)	-	10,556	(404,344)
Foreign currency translation adjustment	-	-	-	-	(61,156)	(271)	(61,427)
Balance as of June 30, 2022	75,452,012	$7,545	$6,470,716	$(3,972,684)	$20,219	$10,601	$2,536,397
Net income (loss)	-	-	-	(240,712)	-	495	(240,217)
Foreign currency translation adjustment	-	-	-	-	(51,216)	(387)	(51,603)
Balance as of September 30, 2022	75,452,012	$7,545	$6,470,716	$(4,213,396)	$(30,997)	$10,709	$2,244,577

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	75,452,012	$7,545	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454
Net loss	-	-	-	(425,840)	-	(8,235)	(434,075)
Foreign currency translation adjustment	-	-	-	-	2,077	17	2,094
Balance as of March 31, 2023	75,452,012	$7,545	$6,470,716	$(5,371,426)	$11,343	$12,295	$1,130,473
Net loss	-	-	-	(374,686)	-	(4,763)	(379,449)
Foreign currency translation adjustment	-	-	-	-	269	(639)	(370)
Balance as of June 30, 2023	75,452,012	$7,545	$6,470,716	$(5,746,112)	$11,612	$6,893	$750,654
Net income (loss)	-	-	-	(327,029)	-	2,294	(324,735)
Foreign currency translation adjustment	-	-	-	-	6,367	(255)	6,112
Balance as of September 30, 2023	75,452,012	$7,545	$6,470,716	$(6,073,141)	$17,979	$8,932	$432,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,138,259)	$(943,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,993	54,138
Amortization	4,431	1,322
Amortization of operating right-of-use assets	113,804	106,300
Unrealized holding (gain) loss on marketable securities	(4,838)	64,284
Deferred tax benefit	(6,537)	(14,903)
Changes in operating assets and liabilities:
Accounts receivables	(20,800)	(1,828)
Amount due from related parties	(782)	6,788
Inventories	(13,484)	81,376
Prepaid taxes	307,967	266,120
Prepayments and deposits	84,978	103,276
Accounts payable	11,365	9,743
Accounts payable – related parties	3,791	20,357
Customer deposits	(45,083)	(197,518)
Operating lease liabilities	(114,943)	(106,716)
Other payables and accrued liabilities	(219,676)	(192,108)
Other payable – related parties	(1,959)	4,056
Income tax payable	(10,674)	864
Net cash used in operating activities	(995,706)	(737,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,200)	(5,777)
Net cash used in investing activities	(7,200)	(5,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(113,911)	(184,466)
Net cash used in financing activities	(113,911)	(184,466)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(9,954)	(85,280)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,126,771)	(1,012,979)

CASH AND CASH EQUIVALENTS, beginning of period	1,438,430	2,597,848

CASH AND CASH EQUIVALENTS, end of period	$311,659	$1,584,869

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$20,617	$79,451

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Increase in right-of-use assets and lease liabilities due to lease renewal	$422,819	$-

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

The interim unaudited financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2023, its unaudited results of operations for the three and nine months ended September 30, 2023 and 2022, and its unaudited cash flows for the nine months ended September 30, 2023 and 2022, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and nine months ended September 30, 2023, SEA, the only VIE of the Company has no significant operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Group identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit losses, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2023 and December 31, 2022, no allowance for credit losses was recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any inventory write-downs nor write-off.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There was no allowance for credit losses recorded nor doubtful accounts written-off during the three and nine months ended September 30, 2023. The Company wrote-off doubtful accounts of $120,372 during the three and nine months ended September 30, 2022. There was no allowance for credit losses balances as of September 30, 2023 and December 31, 2022.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Useful Life
Computer and office equipment	5-7 years
Furniture & fixtures	6-7 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life
Vehicle	5 years

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

Deferred offering costs

Deferred offering costs represents costs associated with the Company’s current offering which will be netted against the gross proceeds from the Company’s proposed offering for uplisting. The balance as of September 30, 2023 was fully netted off against the gross proceeds received from the Company’s uplisting to Nasdaq, closed on October 11, 2023.

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

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The core principle underlying the revenue recognition of this ASU allows the Company to recognize - revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time for the Company’s sale of health and wellness products as well as services.

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

Sales of products through Network Marketing Business

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

For the three months ended September 30, 2023 and 2022, the Company recognized $53,690 and $5,923, as forfeited coupon income, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $82,562 and $6,876, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $25,698 which it is expected to fulfill within 12 months from September 30, 2023.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended September 30, 2023 and 2022, revenues from health and wellness services were $57,783 and $40,930 respectively. For the nine months ended September 30, 2023 and 2022, revenues from health and wellness services were $181,997 and $72,069 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Survivor Select	$-	$78,243	$28,210	$100,996
Ionized Cal-Mag	29,777	57,653	114,579	120,021
Omega Blend	-	66,890	22,471	246,067
Beta Maxx	-	71,559	21,206	119,196
Iron	-	2,514	21,617	9,700
Young Formula	-	-	-	34,269
ATPR Mito+	-	90,152	-	278,078
Hyaluronic Acid Serum	-	10,934	-	13,940
Mousse Facial Cleanser	-	6,176	-	13,570
Trim+	-	76,118	9,587	82,354
LIVO 5	46,057	-	67,869	-
Others – Products for the provision of complementary health therapies	208,323	159,934	539,291	376,122
Others	13,374	2,786	33,190	3,174
Total revenues - products	297,531	622,959	858,020	1,397,487
Health and Wellness services	57,783	40,930	181,997	72,069
Total revenues - products and services	$355,314	$663,889	$1,040,017	$1,469,556

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. For the three and nine months ended September 30, 2023 were $120,586 and $356,875, respectively. For the three and nine months ended September 30, 2022, were $157,745 and $340,559, respectively.

Shipping and handling

Shipping and handling charges amounted to $1,395 and $7,364 for the three months ended September 30, 2023 and 2022, respectively. Shipping and handling charges amounted to $4,050 and $14,543 for the nine months ended September 30, 2023 and 2022, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were no advertising costs incurred for the three and nine months ended September 30, 2023. Advertising costs amounted to $0 and $4,737 for the three and nine months ended September 30, 2022. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $14,002 and $167,395 for the three months ended September 30, 2023 and 2022, respectively. Commission expenses amounted to $69,886 and $344,061 for the nine months ended September 30, 2023 and 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $37,187 and $34,966 for the three months ended September 30, 2023 and 2022, respectively. Total expenses for the plans were $116,660 and $98,373 for the nine months ended September 30, 2023 and 2022, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. No penalties and interest incurred related to underpayment of income taxes for the three and nine months ended September 30, 2023 and 2022.

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

Non-controlling interest

Non-controlling interest consists of 40% of the equity interests of DSY Wellness held by an individual and approximately 0.01% (2 ordinary shares out of 9,590,598 shares) of the equity interests of ASL held by two individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the unaudited condensed consolidated statements of operations and comprehensive loss as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2023 and 2022, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2023	December 31, 2022

Period-end MYR : US$1 exchange rate	4.69	4.41
Period-end HKD : US$1 exchange rate	7.83	7.80

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Period-average MYR : US$1 exchange rate	4.63	4.52	4.53	4.36
Period-average HKD : US$1 exchange rate	7.82	7.85	7.84	7.84

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

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements.

In July 2023, the FASB issued ASU No. 2023-03 “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 22), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock”. The ASU 2023-03 amends or supersedes various SEC paragraphs within the Codification to confirm to past SEC announcements and guidance issued by the SEC. The ASU 2023-03 was immediately effective and did not have a significant impact on our unaudited condensed consolidated financial statements as it does not provide any new guidance.

In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” The ASU No. 2023-06 clarifies or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. As the ASU No. 2023-06 does not provide any new guidance and is not expected to have a significant impact on our unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Recently adopted Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standards has no material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	September 30, 2023	December 31, 2022

Current assets	$2,792	$3,350
Current liabilities	(1,279)	(43,512)
Net surplus (deficit)	$1,513	$(40,162)

	As of
	September 30, 2023	December 31, 2022

Current assets:
Cash	$1,140	$1,609
Prepaid taxes	1,634	1,741
Prepayment and deposits	18	-
Total current assets	$2,792	$3,350

Current liabilities:
Accounts payable – intercompany	$-	$42,422
Other payables and accrued liabilities	1,279	1,090
Total current liabilities	$1,279	$43,512

Net surplus (deficit)	$1,513	$(40,162)

The summarized operating results of the VIE’s are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Profit (Loss) from operations	$41,014	$(3,743)	$40,654	$(6,962)
Net profit (loss)	$41,014	$(3,743)	$40,654	$(6,962)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As of September 30, 2023 and December 31, 2022 the Company has $311,659 and $1,438,430, respectively, of cash and cash equivalents, which consists of $311,659 and $523,619, respectively, of cash and cash in banks and $0 and $914,811, respectively, of time deposits placed with banks or other financial institutions that are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 1.22% to 1.88% per annum for the three and nine months ended September 30, 2023. The effective interest rate ranged between 1.10% to 1.58% per annum for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, $92,240 and $231,187 of these balances are not covered by deposit insurance, respectively.

5. ACCOUNTS RECEIVABLE

	As of
	September 30, 2023	December 31, 2022

Accounts receivable	$22,719	$2,826
Allowance for credit losses	-	-
Total accounts receivable	$22,719	$2,826

6. INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2023	December 31, 2022

Finished goods	$56,777	$46,277

There were no inventory write-downs nor write-off for the three and nine months ended September 30, 2023 and 2022, respectively.

7. PREPAYMENTS AND DEPOSITS

	As of
	September 30, 2023	December 31, 2022

Receivables from sales distributors	$426	$43,596
Deposits to suppliers	114,380	147,504
Subtotal	114,806	191,100
Less: Allowance for credit losses	-	-
Total	$114,806	$191,100

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PREPAYMENTS AND DEPOSITS (Continued)

Movements of allowance for credit losses are as follows:

	For the nine months ended September 30, 2023	For the year ended December 31, 2022

Beginning balance	$-	$121,095
Addition	-	-
Write off	-	(120,372)
Exchange rate effect	-	(723)
Ending balance	$-	$-

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	September 30, 2023	December 31, 2022

Computer and office equipment	$88,944	$87,428
Furniture & fixtures	108,796	115,789
Leasehold improvements	180,231	191,965
Vehicle	87,818	93,535
Subtotal	465,789	488,717
Less: accumulated depreciation	(376,731)	(346,568)
Total	$89,058	$142,149

Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $17,028 and $17,477, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $54,993 and $54,138, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	September 30, 2023	December 31, 2022

Computer software	$51,964	$55,348
Less: accumulated amortization	(33,665)	(31,304)
Total	$18,299	$24,044

Amortization expense for the three months ended September 30, 2023 and 2022 amounted to $1,344 and $425, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 amounted to $4,431 and $1,322, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As of July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. was reduced to 11,665 subsequent to the reverse stock split.

(v)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

(viii)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to October 10, 2023, there were only 900 shares of common stock of the company traded. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

	As of
	September 30, 2023	December 31, 2022
Cost of investment	$16,687	$89,001
Transfer from non-marketable security	-	1,500
Dividend income from Greenpro Capital Corp.	-	-
Unrealized holding gain (loss)	4,838	(73,519)
Exchange rate effect	(57)	(295)
Investment in marketable securities	$21,468	$16,687

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

	As of
Phoenix Plus Corporation	September 30, 2023	December 31, 2022
Cost of investment	$-	$1,500
Less: Transfer to investment in marketable securities	-	(1,500)
Investment in non-marketable securities	$-	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CUSTOMER DEPOSITS

	As of
	September 30, 2023	December 31, 2022

Customer deposits	$284,340	$289,487
Unexpired product coupons	12,997	73,531
Total	$297,337	$363,018

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2023	December 31, 2022

Professional fees	$140,246	$324,629
Promotion expenses	30,612	38,583
Payroll	38,375	21,164
Amounts held in eWallets (a)	184,932	216,049
Tax penalty	75,000	75,000
Others	10,261	37,852
Total	$479,426	$713,277

(a)	The Company requires all members and distributors of its network marketing business to maintain an electronic wallet (eWallet) account with the Company. The eWallet is primarily for the crediting of any commission payment that falls below RM100 (or $22.70). Commission payment exceeding the RM100 threshold shall only be credited into the member’s or distributor’s eWallet upon request. The eWallet functionality allows the members to place new product orders utilizing eWallet available balance and/or request commission payout via multiple payment methods provided that each of the withdrawal amount exceeds RM100. Amounts held in eWallets are reflected on the balance sheet as a current liability.

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2023	December 31, 2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$727	$1,273
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	230	9,261
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Expenses paid for DSYWLC	370	-

Total			$1,327	$10,534

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2023	December 31, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$27,703	$25,387
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	-	224
Total			$27,703	$25,611

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2023	December 31, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,229	$2,149
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	657	2,147
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	258	584
Total			$2,144	$4,880

Related party transactions

Purchases

			For the three months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$73,054	$56,606
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	397	2,270

Total			$73,451	$58,876

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

			For the nine months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$188,032	$130,166
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	17,961	2,658
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchases of products for the provision of complementary health therapies	-	125
Total			$205,993	$132,949

Other Purchases

			For the three months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,947	$2,295
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,267	1,145
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	71	-
Total			$3,285	$3,440

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the nine months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$4,155	$2,295
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	4,637	1,213
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	347	-
Total			$9,139	$3,508

Commission

			For the three months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,364	$8,158
Total			$1,364	$8,158

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

			For the nine months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$4,863	$13,213
Total			$4,863	$13,213

Other Income

			For the three months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$663	$-
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	1,325	-
TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	199	-
Total			$2,187	$-

			For the nine months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$1,988	$-
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	5,302	-
TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	265	-
Total			$7,555	$-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses

			For the three months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$13,642	$-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	7,952	5,501
Total			$21,594	$5,501

			For the nine months ended
Name of Related Party	Relationship	Nature	September 30, 2023	September 30, 2022

TH3 Technology Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$41,126	$-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	23,857	16,502
Total			$64,983	$16,502

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2023 and December 31, 2022, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of September 30, 2023 and December 31, 2022, there were 1,000,000,000 common stocks authorized; and 75,452,012 shares issued and outstanding.

A share forfeiture agreement (the “Share Forfeiture Agreement”) dated January 20, 2022, between the Company and Mr. How Kok Choong, the CEO and director of the Company, pursuant to which Mr. How Kok Choong agreed to forfeit 215,008,035 shares of common stock of the Company. As a result, the outstanding shares was reduced by 215,008,035 shares of common stock.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2023 and December 31, 2022.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	September 30, 2023	December 31, 2022
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	9,680	20,384
Accumulated other comprehensive (loss) income	(845)	32
	8,932	20,513
ASL	-	-
Total	$8,932	$20,513

17. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Tax jurisdictions from:
Local – United States	$(106,680)	$(165,864)	$(417,377)	$(459,668)
Foreign – Malaysia	(164,841)	(81,151)	(680,993)	(435,610)
Foreign – Hong Kong	(49,271)	(12,199)	(42,601)	(58,046)
Loss before income tax	$(320,792)	$(259,214)	$(1,140,971)	$(953,324)

The benefit of (provision for) income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Current:
- Local	$-	$-	$-	$-
- Foreign	-	18,997	(3,825)	(4,586)

Deferred:
- Local	-	-	-	-
- Foreign	(3,943)	-	6,537	14,903
Benefit of (Provision for) income tax	$(3,943)	$18,997	$2,712	$10,317

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

For the three and nine months ended September 30, 2023, the Company’s foreign subsidiaries generated income of $4,228 that are subjected to Subpart F tax and GILTI tax. For the three and nine months ended September 30, 2022, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of September 30, 2023 and December 31, 2022, the operations in the United States of America incurred approximately $1,774,000 and $1,357,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of September 30, 2023 and December 31, 2022 were approximately $368,000 and $285,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd. and DSY Wellness International Sdn. Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 17% for the first RM 600,000 (or approximately $150,000) for the three and nine months ended September 30, 2023 and 2022, with the remaining balance being taxed at the 24% rate.

As of September 30, 2023 and December 31, 2022, the operations in Malaysia incurred approximately $2,272,000 and $1,723,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $763,000, $849,000 and $660,000 of the net operating loss carry forwards will expire in 2031, 2032 and 2033, respectively, if unutilized. The deferred tax valuation allowance as of September 30, 2023 and December 31, 2022 were approximately $535,000 and $408,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	September 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry forwards in U.S.	$368,392	$284,959
Net operating loss carry forwards in Malaysia	541,300	408,226
Less: valuation allowance	(903,386)	(693,185)
Deferred tax assets, net	$6,306	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2023 and December 31, 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and nine months ended September 30, 2023 and 2022.

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2023 and 2022, no customer accounted for 10% or more of the Company’s total revenues. For the nine months ended September 30, 2023 and 2022, no customer accounted for 10% or more of the Company’s total revenues.

As of September 30, 2023, two individual customers accounted for approximately 22.1% of the Company’s balance of accounts receivable. As of December 31, 2022, five individual customers accounted for approximately 72.0% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended September 30, 2023, two vendors accounted for approximately 67.5% and 31.2% of the Company’s total purchases, respectively. For the three months ended September 30, 2022, three vendors accounted for approximately 56.0%, 22.0% and 13.0% of the Company’s total purchases, respectively.

For the nine months ended September 30, 2023, the same two vendors accounted for approximately 53.0% and 27.7% of the Company’s total purchases, respectively. For the nine months ended September 30, 2022, three vendors accounted for approximately 50.0%, 32.0% and 15.0% of the Company’s total purchases, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 67.5% (2022: 56.0%) and 53.0% (2022: 50.0%) of the Company’s total purchases for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, two vendors accounted for approximately 49.5% and 42.1% of the Company’s total balance of accounts payable, respectively. As of December 31, 2022, three vendors accounted for approximately 46.6%, 25.8% and 23.9% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 42.1% and 46.6% of the Company’s total balance of accounts payable as of September 30, 2023 and December 31, 2022, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

Two sales distributor accounted for 10% or more of the Company’s commission expense for the three months ended September 30, 2023. For the three months ended September 30, 2022, no sales distributor accounted for 10% or more of the Company’s commission expenses.

For the nine months ended September 30, 2023, one sales distributor accounted for 10% or more of the Company’s commission expense. For the nine months ended September 30, 2022, no sales distributor accounted for 10% or more of the Company’s commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2023 and December 31, 2022, $300,456 and $513,152 were deposited with financial institutions, respectively, $92,240 and $231,187 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company did not have any bad debt on its account receivable.

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

19. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company adopted ASC 842 beginning April 1, 2020, for ASL’s office space lease and sales and training center as the lease commencement date upon the acquisition of ASL. The Company’s lease commitments are as follows:

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

On June 1, 2023, upon the expiry of the two-years lease for its office space, the Company entered into a new three-years lease with the same landlord who had earlier leased the same office space to the Company since April 1, 2020. The Company recognized lease liabilities of approximately $283,220, with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

On September 1, 2023, upon the expiry of the two-years lease for its office space and sales training center, the Company entered into a new three-years lease with the same landlord who had earlier leased the same office space and sales training center to the Company since April 1, 2020. The Company recognized lease liabilities of approximately $126,093 with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

Amortization of operating right-of-use assets for the three months ended September 30, 2023 and 2022 were $35,471 and $31,059 respectively. Amortization of operating right-of-use assets for the nine months ended September 30, 2023 and 2022 were $113,804 and $106,300 respectively.

As of September 30, 2023, the weighted remaining term of the lease is approximately 2.74 years.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. COMMITMENTS AND CONTINGENCIES (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending September 30,	Operating lease liabilities

2024	$146,366
2025	147,652
2026	109,850
Thereafter	-
Total lease payments	403,868
Less: interest	(29,205)
Present value of lease liabilities	$374,663

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of September 30, 2023, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $10,059.

Rent expense for the three months ended September 30, 2023 and 2022 was $45,126 and $46,216, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was $144,560 and $144,528, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2023 and 2022 was $40,058 and $41,222, respectively. Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2023 and 2022 was $120,044 and $122,711, respectively.

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

20. SUBSEQUENT EVENTS

The Company successfully completed its uplisting from OTC Pink to Nasdaq Capital Market on October 11 , 2023, and has since assumed the new stock symbol of ATPC. There were 1,650,000 number of new shares offered for sale at $4.00 per share at this second Initial Public Offering. We received net proceeds of $5,615,431 ($6,600,000 offering, less underwriting fee of $528,000, non-accountable expenses of $66,000 and other offering expenses of $1,003,681, including $613,112 which has already been paid by the Company).

On November 4, 2023, Agape ATP Corporation entered into a Memorandum of Agreement (“MOA”) with Oriental Industries Enterprise (M) Sdn. Bhd. (“OIE”), a company that focuses on cutting-edge electric vehicle battery. Under the said MOA, Company and OIE agreed to for a Special Purpose Vehicle Company (“SPV”) under the laws of Malaysia. The SPV shall be the holding company that provides and promotes the development of sustainable renewable energy landscape in Malaysia through its subsidiaries. Company and OIE shall each hold 50% equity interest, which amount, has yet to be determined in the SPV. The MOA does not give rise to any financial obligation by either party. Company and OIE agreed that any financial obligations pertaining to the formation and operation of the SPV shall be mutually agreed in writing at a future date.

On November 4, 2023, Agape ATP Corporation entered into a Memorandum of Agreement (“MOA”) with Volt Industries Sdn. Bhd. (“VOLT”), a company that is engaged in the development of green electric vehicle (“EV”) charging stations in Malaysia. Subject to the satisfactory results of a due diligence review / audit that will be conducted by Company on VOLT, Company shall acquire 51% of the equity interest in VOLT at a consideration to be agreed between the parties. Parties agreed to jointly develop fifty EV charging stations in Malaysia. Company’s obligations as outlined in the MOA are: (i) To fund or source for funding for the construction of fifty EV charging stations in Malaysia. (ii) To assist in the identification of potential stakeholders in the EV charging infrastructure industry. (iii) To collaborate with VOLT in the identification of suitable financing options for the EV charging stations. VOLT’s obligations as outlined in the MOA are: (i) To oversee the construction, installation and commissioning of the 50 EV charging stations (including the provision of technical expertise, support and recommendation regarding the design, construction and operation of the EV charging stations), in adherence to all applicable local laws, regulations and industry standards. (ii) To be responsible for obtaining all necessary permits, licences and approvals from the relevant governmental authorities. (iii) To be responsible for the operation of the EV charging stations. Company and VOLT agreed to formalise further details of their collaboration in writing at a future date.

Other than the above, the Company has not identified any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

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

Results of Operation

For the three months ended September 30, 2023 and 2022

Revenue

We generated revenue of $355,314, which comprised revenue from the Company’s network marketing business of $89,208 (approximately 25.1% of our total revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $266,106 (approximately 74.9% of our total revenue) for the three months ended September 30, 2023 as compared to $663,889, which comprised revenue from the Company’s network marketing business of $463,025 (approximately 69.7% of our total revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $200,864 (approximately 30.3% of our total revenue) for the three months ended September 30, 2022. Revenue from the Company’s network marketing business decreased significantly by $373,817 or approximately 80.7%. Revenue from the Company’s operations in the provision of complementary health therapies increased by $65,242 or approximately 32.5%. Total revenue decreased by $308,575 or approximately 46.5%. The decrease was predominately due to the poor performance from the Company’s network marketing business. The Company’s new range of products for its networking marketing business, is receiving lukewarm response from its distributors and is taking a much longer gestation period to take off than anticipated.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 amounted to $120,586 as compared to $157,745 for the three months ended September 30, 2022, represented a decrease of $37,159 or approximately 23.6%. Cost of revenue did not decrease in tandem with the decrease in revenue for the period due to the varying gross profit margins associated with the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended September 30, 2023 amounted to $234,728, represented a gross margin of approximately 66.1% as compared to $506,144 for the three months ended September 30, 2022, equivalent to a gross margin of approximately 76.2%. The decrease in gross margin was predominantly due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and G&A expenses (as defined below). Total operating expenses were $551,806 for the three months ended September 30, 2023, decreased by $147,646 or approximately 21.1% from $699,452 for the three months ended September 30, 2022.

Selling expenses

Selling expenses for the three months ended September 30, 2023 amounted to $49,285 as compared to $76,030 for the three months ended September 30, 2022, represented a decrease of $26,745 or approximately 35.2%. The Company’s selling expenses typically comprise salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses. The significant decrease in selling expenses for the three months ended September 30, 2023 was predominantly due to decrease in salaries and benefit expenses by $21,481.

Commission expenses

Commission expenses were $14,002 and $167,395 for the three months ended September 30, 2023 and 2022, respectively, represented a significant decrease of $153,393 or approximately 91.6%. The significant decrease in commission expenses was in line with the decrease in revenue.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended September 30, 2023 amounted to $488,519, as compared to $456,027 for the three months ended September 30, 2022, an increase of $32,492 or approximately 7.1%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses. The increase in G&A expenses for the three months ended September 30, 2023 was predominantly due to increase in salaries and benefit expenses by $28,426.

Other Expenses, Net

For the three months ended September 30, 2023, we recorded an amount of $3,714 as other expenses, net, as compared to $65,906 other expenses, net, for the three months ended September 30, 2022, represented a decrease of $62,192 or approximately 94.4%.

The net other expenses of $3,714 incurred during the three months ended September 30, 2023 comprised foreign currency exchange loss of $382, unrealized holding loss on marketable securities of $3,872, other expenses, net of $98, interest income of $658 and loss on disposal of property and equipment of $20. The net other expenses of $65,906 incurred during the three months ended September 30, 2022 comprised foreign currency exchange loss of $59,504, unrealized holding loss on marketable securities of $11,395, other income, net of $1,173 and interest income of $3,820.

(Provision for) Benefit of Income Taxes

The Company recorded provision for income taxes of $3,943 and benefit of income taxes of $18,997 for the three months ended September 30, 2023 and 2022, respectively. Both the provision for income taxes as well as the benefit of income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $84,518 from $240,217 for the three months ended September 30, 2022 to $324,735 for the three months ended September 30, 2023, mainly due to reasons as discussed above.

For the nine months ended September 30, 2023 and 2022

Revenue

We generated revenue of $1,040,017, which comprised revenue from the Company’s network marketing business of $318,729 (approximately 30.6% of our total revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $721,288 (approximately 69.4% of our total revenue) for the nine months ended September 30, 2023 as compared to $1,469,556, which comprised revenue from the Company’s network marketing business of $1,021,365 (approximately 69.5% of our total revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $448,191 (approximately 30.5% of our total revenue) for the nine months ended September 30, 2022. Revenue from the Company’s network marketing business decreased significantly by $702,636 or approximately 68.8%. Revenue from the Company’s operations in the provision of complementary health therapies increased significantly by $273,097 or approximately 60.9%. Total revenue decreased by $429,539 or approximately 29.2%. The decrease was predominately due to the poor performance from the Company’s network marketing business. The Company’s new range of products for its networking marketing business, is receiving lukewarm response from its distributors and is taking a much longer gestation period to take off than anticipated.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2023 amounted to $356,875 as compared to $340,559 for the nine months ended September 30, 2022, represented a marginal increase of $16,316 or approximately 4.8%. The increase was due to the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the nine months ended September 30, 2023, amounted to $683,142, represented a gross margin of approximately 65.7% as compared to $1,128,997 for the nine months ended September 30, 2022, equivalent to a gross margin of approximately 76.8%. The decrease in gross margin was predominantly due to lower gross margin associated with the provision of complementary health therapies as compared to the Company’s network marketing business.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, and general and administrative expenses. Total operating expenses were $1,813,637 for the nine months ended September 30, 2023, represented a decrease by $87,083 or approximately 4.6% from $1,900,720 for the nine months ended September 30, 2022.

Selling expenses

Selling expenses for the nine months ended September 30, 2023 amounted to $189,509 as compared to $270,228 for the nine months ended September 30, 2022, represented a decrease of $80,719 or approximately 29.9%. The Company’s selling expenses typically comprise of salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses. The decrease in selling expenses for the nine months ended September 30, 2023 was predominantly due to decrease in salaries and benefit expenses by $45,194, promotional expenses by $13,956 and general reduction in most other selling expenses associated with the Company’s network marketing business.

Commission expenses

Commission expenses were $69,886 and $344,061 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in commission expenses was in line with the decrease in revenue.

General and administrative expenses (“G&A expenses”)

G&A expenses for the nine months ended September 30, 2023 amounted to $1,554,242, as compared to $1,286,431 for the nine months ended September 30, 2022, an increase of $267,811 or approximately 20.8%. The increase in G&A expenses was mainly due to G&A expenses associated with the provision of complementary health therapies and expenses incurred by the Company on its on-going uplisting exercise to Nasdaq. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Expenses, Net

For the nine months ended September 30, 2023, we recorded an amount of $10,476 as other expenses, net, as compared to $181,601 other expenses, net, for the nine months ended September 30, 2022, represented a decrease of $171,125 or approximately 94.2%.

The net other expenses of $10,476 incurred during the nine months ended September 30, 2023 comprised foreign currency exchange loss of $34,958, unrealized holding gain on marketable securities of $4,838, other income, net of $12,402, interest income of $5,475 and gain on disposal of property and equipment of $1,767. The net other expenses of $181,601 incurred during the nine months ended September 30, 2022 comprised foreign currency exchange loss of $143,387, unrealized holding loss on marketable securities of $64,284, other income, net of $13,999 and interest income of $12,071.

Benefit of Income Taxes

The Company recorded benefit of income taxes of $2,712 and $10,317 for the nine months ended September 30, 2023 and 2022, respectively. The benefit of income taxes was in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $195,522 from $943,007 for the nine months ended September 30, 2022 to $1,138,259 for the nine months ended September 30, 2023, mainly due to reasons as discussed above.

Liquidity and Capital Resources

Malaysia, where the operations of the Company predominantly reside, officially transitioned to the endemic phase of COVID-19 effective April 1, 2022. Restrictions on businesses and people are minimal. Meanwhile, the government continues to encourage inoculation for those between the ages of 5 to 11 years and its adolescent group which comprised those between the ages 12 and 17. Adults who have been fully vaccinated, i.e., received two doses of the COVID-19 vaccine are encouraged to take booster shots.

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

We are currently operating primarily in Malaysia and anticipate expanding into the Asian markets in the future, with a particular focus, at least initially, on expanding into Thailand, Indonesia and Taiwan. We will explore expansion via e-commerce. Now that COVID-19 has subsided, we will re-assess our plans to set up offices in the countries in which we operate to better service our customers.

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

As of September 30, 2023, we had working capital deficit of $445,245 consisting of cash and cash in bank of $311,659 as compared to a positive working capital of $799,239 consisting of cash and cash in bank of $523,619 and time deposits of $914,811 as of December 31, 2022. The Company had a net loss of $1,138,259 for the nine months ended September 30, 2023 and accumulated deficits of $6,073,141 as of September 30, 2023 as compared to net loss of $943,007 for the nine months ended September 30, 2022 and accumulated deficits of $4,213,396 as of September 30, 2022.

From the recent Initial Public Offering in relation to the Company’s uplisting in Nasdaq, which was completed on October 11, 2023, the Company received net proceeds of $5,615,431 ($6,600,000 offering, less underwriting fee of $528,000, non-accountable expenses of $66,000 and other offering expenses of $1,003,681, including $613,112 which has already been paid by the Company).

Based on the above, management is of the opinion that the Company will have sufficient funds to meet its working capital requirements and debt obligations as they become due 12 months from the filing date of these unaudited condensed consolidated financial statements.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022

Net cash used in operating activities	$(995,706)	$(737,456)
Net cash used in investing activities	(7,200)	(5,777)
Net cash used in financing activities	(113,911)	(184,466)
Effect of exchange rate on cash and cash equivalents	(9,954)	(85,280)
Net change in cash and cash equivalents	$(1,126,771)	$(1,012,979)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $995,706, comprised of net loss of $1,138,259, increase in accounts receivables of $20,800, increase in amount due from related parties of $782, increase in inventories of $13,484, decrease in customer deposits of $45,083, payment of operating lease liabilities of $114,943, decrease in other payables and accrued liabilities of $219,676, decrease in other payable – related parties of $1,959, decrease in income tax payable of $10,674, the non-cash items on unrealized holding gain on marketable securities of $4,838, deferred tax benefit of $6,537, offset by the non-cash depreciation and amortization expense of $59,424, amortization of operating right-of-use assets of $113,804, refund in prepaid taxes of $307,967, decrease in prepayments and deposits of $84,978, increase in accounts payables (including related parties) of $15,156.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $7,200, which was in respect of purchase of equipment.

Net cash used in investing activities for the nine months ended September 30, 2022 was $5,777, which was in respect of purchase of equipment.

Financing activities

Deferred offering cost made up the entire net cash used in financing activities for the nine months ended September 30, 2023 and 2022 of $113,911 and $184,466, respectively.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, the carrying amounts of operating right-of-use assets and property and equipment amounted to $374,283 and $89,058 (December 31, 2022: $81,133 and $142,149), respectively. No impairment losses on operating right-of-use assets and property and equipment were recognized as of September 30, 2023 and 2022.

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

Critical Accounting Policies

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The core principle underlying the revenue recognition of this ASU allows the Company to recognize - revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time for the Company’s sale of health and wellness products as well as services.

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

Sales of products through Network Marketing Business

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

The adoption of these ASUs did not have a material impact on the unaudited condensed consolidated financial statements for the three and nine months ended and as at September 30, 2023.

In July 2023, the FASB issued ASU No. 2023-03 “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 22), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock”. The ASU 2023-03 amends or supersedes various SEC paragraphs within the Codification to confirm to past SEC announcements and guidance issued by the SEC. The ASU 2023-03 was immediately effective and did not have a significant impact on our unaudited condensed consolidated financial statements as it does not provide any new guidance.

In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” The ASU No. 2023-06 clarifies or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. As the ASU No. 2023-06 does not provide any new guidance and is not expected to have a significant impact on our unaudited condensed consolidated financial statements.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements.

In July 2023, the FASB issued ASU No. 2023-03 “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 22), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock”. The ASU 2023-03 amends or supersedes various SEC paragraphs within the Codification to confirm to past SEC announcements and guidance issued by the SEC. The ASU 2023-03 was immediately effective and did not have a significant impact on our unaudited condensed consolidated financial statements as it does not provide any new guidance.

In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” The ASU No. 2023-06 clarifies or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. As the ASU No. 2023-06 does not provide any new guidance and is not expected to have a significant impact on our unaudited condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Recently adopted Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements. The adoption of the accounting standards has no material impact on the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

Credit risk. Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends and other information.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of September 30, 2023, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2023:

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

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2023
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 14, 2023
	By:	/s/ Andrew Lee Kam Fan
	Title:	Chief Financial Officer,

