Form 10-K
period 2023-12-31
Agape ATP Corp
filed 2024-04-01
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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

Nasdaq Capital Market

(Name of exchange on which registered)

ATPC

(Ticker Symbol)

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed first fiscal quarter:

$36,651,579.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2024
Common Stock, $0.0001 par value	76,966,712

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

We currently offer four series of products: ATP Zeta Health Program, ÉNERGÉTIQUE, BEAUNIQUE and E.A.T.S. Our ATP Zeta Health Program is a health program designed to assist in the elimination of various diseases caused by environmental pollutants, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled dieticians. Our ÉNERGÉTIQUE series aims to provide a total dermal solution for healthy skin beginning from the cellular level. The series is comprised of the Energy Mask series, Hyaluronic Acid and Mousse Facial Cleanser. Our BEAUNIQUE product series focuses on the research of our diet’s impact on modifying gene expressions to address genetic variations and deliver a personalized nutrigenomic solution for every individual. The Easy and Tasty Series (“E.A.T.S”) is crafted to bring nutritious lifestyle in convenient approach to maintain healthy living.

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

Our Products

We offer four series of products: (i) ATP Zeta Health Program, (ii) ÉNERGÉTIQUE, (iii) BEAUNIQUE and (iv) E.A.T.S.

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

The E.A.T.S is crafted to bring nutritious lifestyle in convenient approach to maintain healthy living.

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

ÉNERGÉTIQUE

The following is a list of our ÉNERGÉTIQUE products:

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

E.A.T.S

The following is a list E.A.T.S product series.

Soy Protein Isolate Powder

Made from natural high quality soy isolate protein, an ideal and complete protein source for diet.

Mix Soy Protein Isolate Powder With Black Sesame

Made from natural high-quality soy isolate protein and pure natural black sesame seeds. It’s packed with protein and nutrients for your balanced diet.

Livo5

The unprecedented antioxidant combination of Cactus, LingZhi, Turmeric. Jumpstart a fascinating life and regain youth and vitality with LIVO5, it’s packed with high-nutrient-density superfoods for optimal health.

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

The following table sets forth the number of members and distributors at the date indicated:

	Number of Distributors	Number of Members	Total Number of Distributors and Members
As at December 31, 2023	56,462	72,191	128,653

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

Our Suppliers

All of our products are acquired from related parties and unrelated third parties located in Malaysia, and rebranded by us. Due to the high costs associated with research and development of nutrition and health products, we do not maintain any facilities to produce our products. We have no expenditures or expenses relating to research and development of our product. We leverage our team of in-house nutritional consultants with rich experience gained in the area of nutritionist work, in collaborating with our customers and clients to understand the health and wellness market via a process of consultative review. We then communicate our findings and proposals to third-party suppliers to improve formulations and to bring about new products for distributors and members who are ready to market to end-users.

Quality Control

At present, our products are predominately sold in Malaysia. As the contents and combination of the main ingredients in our ATP Zeta Health Program, BEAUNIQUE and E.A.T.S series are categorized as health food rather than medicines or drugs, all of our products require authorization from the Food Safety and Quality Division of the Ministry of Health, Malaysia according to the Food Act 1983 (ACT 281) & Regulations in order to be sold in the country. Accordingly, we have obtained the appropriate authorizations from the Food Safety and Quality Division of the Ministry of Health, Malaysia for all products in our ATP Zeta Health Program, BEAUNIQUE, E.A.T.S series.

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

Employees

As at December 31, 2023, we had 21 employees (excluding our Directors). The following table sets forth the number of employees by function:

Function	Number of employees

Senior Management	2
Business Development Department	2
Corporate Affairs Department	3
Finance Department	5
Human Resources Department	2
Operations Department	6
Technology Infrastructure Department	1
Total	21

Insurance

The Employees’ Social Security Act, 1969, Malaysia mandates employers and employees to make a monthly contribution to the Social Security Organisation, Malaysia, (“SOCSO”) for any employee who is employed for wages paid under a contract of service or apprenticeship with an employer for the purpose of providing social security protection to employees and their dependents against occupational injuries, including industrial accident, accident during emergency at the employers’ premises, occupational diseases and commuting accidents. Depending on the monthly wages earned by the employee, employers shall cause to be deducted from the respective employee’s wages, amounts that ranges between RM0.10 to RM24.75 for monthly wages between RM30 to RM5,000. The employers’ contribution corresponds to the said rates are between RM0.4 to RM86.65. Rates applicable to both the employee and employer are fixed at the maximum rate of RM24.75 and RM86.65 respectively. Employees who have attained 60 years of age are not required to contribute to the scheme. The employer’s responsibility towards this group shall be at a reduced rate which ranges between MYR0.30 to RM61.90 for the said wage band.

Other than SOCSO, effective January 1, 2018, employees and employers in the private sector are mandated to contribute to an employment insurance system, (“EIS”) under the Employment Insurance System Act, 2017. Both the employee and employer shall contribute at an equal rate at 0.2% of the employee’s wages under the scheme, subject to a maximum monthly wage rate of RM5,000. No further contribution to the scheme is required from the employee or the employer for employees who have attained 60 years of age; and employees aged 57 and above who have no prior contributions are exempted.

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

ITEM 1A. RISK FACTORS

We are exposed to concentration risk of heavy reliance on our two largest suppliers for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the year ended December 31, 2023, we purchased $272,993 and $128,099 from two of our major suppliers, represented approximately 57.5% and 27.0% respectively, of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major suppliers and our continuous supplier-customer relationships with them. Our heavy reliance on our major suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

We currently do not have long term supply agreements with our two largest suppliers for the year ended December 31, 2023, and we typically make ad hoc purchases through submission of purchase order forms. There is no assurance that our major suppliers will continue to supply their products in the quantities and timeframes required by us to meet the needs of our customers or comply with their supply agreements with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our major suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected.

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

Agape S.E.A. Sdn Bhd’s equity at risk was insufficient to finance its business activities and it provided all of the Company’s purchases during the fiscal years ended December 31, 2020 and 2019. As a result, it is considered to be a variable interest entity (“VIE”) and the Company is the primary beneficiary since it has both of the following characteristics, (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. However, the Company no longer relied on the VIE after the fiscal year ended December 31, 2020. For the years ended December 31, 2023 and 2022, Agape S.E.A. Sdn Bhd did not provide any purchase to the Company. In addition, Agape S.E.A.’s impact to our consolidated financial statements constitutes less than 1% of our total consolidated assets. While the Company have not made any purchases from the VIE for the year ended December 31, 2023, we may expect to continue to rely on ASL’s beneficiary ownership structure with Agape S.E.A. to operate our business. If we fail to continue our beneficiary ownership structure with Agape S.E.A. in the future, it could have a material adverse effect on our financial condition and results of operations.

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

In connection with the audit of our consolidated financial statements as of December 31, 2023, we identified three “material weaknesses”, and other control deficiencies including significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the Company were: (i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned.

We have taken measures and plan to continue to take measures to remedy these material weaknesses. The measures that we are planning to take include, but not limited to, hiring full-time personnel with appropriate levels of accounting knowledge and experience to address the U.S. GAAP or provide training and development opportunities for existing personnel to enhance their accounting knowledge and expertise and forming an internal audit function and have plans to hire internal auditors to strengthen our overall governance. All internal auditors will be independent of our operations and will report directly to the audit committee. The implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting, and we cannot conclude that they have been fully remedied. Our failure to correct theses material weaknesses or our failure to discover and address any other material weaknesses could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. In 2023, we added a new series of product, “E.A.T.S” to our existing revenue streams “ATP Zeta Health Program”, “ENERGETIQUE” and “BEAUNIQUE” series to align with our growth strategies. Any expansion may increase the complexity of our operations and place a significant strain on our managerial, operational, financial and human resources. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We cannot assure you that we will be able to effectively manage our growth or to implement all these systems, procedures and control measures successfully. Furthermore, the anticipated benefits from these growth initiatives, strategies and operating plans are based on assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits that we expect to achieve or it may be more costly to do so than we anticipate. If, for any reason, we are not able to manage our growth effectively, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affects our operations or costs more or takes longer to effectuate than we expect, and/or if our assumptions prove to be inaccurate, our business and prospects may be materially and adversely affected.

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

We launched our ATP Zeta Super Health Program business in June 2016, the same month in which our Company was incorporated, followed by our ENERGETIQUE”, “BEAUNIQUE” and “E.A.T.S.” series in July 2018, March 2019 and March 2023 respectively, and thus, we have a limited operating history. We have limited experience in most aspects of our business operation, such as sourcing products for and offering advisory services on all the three programs. As our business develops and as we respond to competition, we may continue to introduce new product and services offerings and make adjustments to our existing product line and services and to our business operation in general. Any significant change to our business model that does not achieve expected results may have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.

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

Our total revenues decreased by approximately 22.9% from approximately $1.9 million for the year ended December 31, 2022 to approximately $1.4 million for the year ended December 31, 2023. Our gross profit decreased by approximately 21.3% from approximately $1.2 million for the year ended December 31, 2022 to approximately $0.9 million for the year ended December 31, 2023.

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

Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer confidence and spending, including but not limited to, general current and future economic and political conditions, consumer disposable income, recession and fears of recession, unemployment, minimum wages, availability of consumer credit, consumer debt levels, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism, active shooter situations, outbreak of viruses, illnesses, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus and its potential impact on our financial results) and consumer perceptions of personal well-being and security. For example, in recent years, there have been outbreaks of epidemics in various countries, including Malaysia. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19), which has spread rapidly to many parts of the world, including Malaysia. In March 2020, the World Health Organization (the “WHO”) declared the COVID-19 a pandemic. The epidemic has resulted in intermittent quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. On April 27, 2022, the Malaysian government announced the country had entered into the endemic phase with further easing of restrictions. In May 2023, the WHO declared an end to COVID-19 as a public health emergency of international concern. However, COVID-19 still affects various parts of the world.

Substantially all of our revenues are concentrated in Malaysia. Consequently, our previous results of operations were adversely affected as a result of the previous implementations of various orders (the “Orders”) imposed by the Malaysian government in response to COVID-19 prior to April 2022. The impacts on the company as a result of the Orders included:

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

In recent years, there have been outbreaks of epidemics in various countries, including Malaysia. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19), which has spread rapidly to many parts of the world, including Malaysia. In March 2020, the WHO declared the COVID-19 a pandemic. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia for prolong periods. On April 27, 2022 the Malaysian government announced the country had entered into the endemic phase with further easing of restrictions. In May 2023, the WHO declared an end to COVID-19 as a public health emergency of international concern. However, COVID-19 still affects various parts of the world.

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

Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition, results of operations and prospects. The Malaysian economy registered modest growth of approximately 3.0% and 8.7% in December 31, 2023 and December 31, 2022 respectively, according to the Department of Statistics Malaysia. Although the overall Malaysian economic environment (in which we predominantly operate) appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty.

Furthermore, on March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. To help counter the transmission of COVID-19, from March 18, 2020 to April 26, 2022, the government of Malaysia initiated (i) Movement control orders (“MCO”). The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia; (ii) Conditional Movement Control Order (“CMCO”) where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia; (iii) Recovery Movement Control Order (“RMCO”). At the height of the pandemic, on January 12, 2021, the Malaysian government even declared a state of emergency nationwide to combat COVID-19. On April 27, 2022, the Malaysian government announced the country had entered into the endemic phase with further easing of restrictions. As such, the extent to which the coronavirus may continue to adversely impact the Malaysian economy is uncertain. In the event that the Malaysia economy suffers, demand for our products may diminish, which would in turn result in our profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

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

For example, the global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. For example, in 2013, the Federal Reserve Bank in the United States announced the tapering of its bond-buying program which led to a high degree of volatility in equity markets and substantial devaluations in the currencies of many emerging economies, including markets where we operate. Economic conditions in the countries where we operate might be sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in emerging markets. Furthermore, the outbreak of coronavirus disease 2019 was first reported in December 2019 in Wuhan, China. As of December 2023, Malaysia ranks #28 in the list of countries with the highest COVID-19 cases as recorded under the coronavirus statistics of the “worldometer”. Total COVID-19 cases in Malaysia hit approximately 5.2 million and associated fatality of 37,293. These figures are huge relative to the small size economy of the country. We are witnessing the adverse impact on the purchasing power of consumers in Malaysia, where our products are mainly sold as a direct result of the prolonged pandemic.

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

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company successfully completed its uplisting from OTC Pink to Nasdaq Capital Market on October 11, 2023, and has since assumed the new stock symbol of ATPC. There were 1,650,000 number of new shares offered for sale at $4.00 per share at this Public Offering. Pursuant to the Underwriter’s Warrant Agreement, the Company issued warrant to purchase 115,500 shares of Company’s common stock to the Underwriter at an exercise price of $4.40 per share, exercisable from October 13, 2023 to October 10, 2028.

Holders

As of December 31, 2023, we had 76,966,712 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,359 record holders of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company repurchased 135,300 shares of our common stock at an average price $0.69 per share during the year ended December 31, 2023.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Years Ended December 31,
	2023	2022

Revenue	$1,431,088	$1,856,564
Net loss attributable to Agape ATP Corporation	$(2,101,985)	$(1,686,899)
Loss per share – basic and diluted	$(0.03)	$(0.02)

	As of December 31,
	2023	2022

Total assets	$5,744,494	$2,791,749
Total liabilities	$1,363,631	$1,229,295

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

Via ASL, the Company offers four series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE and BEAUNIQUE.

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

The E.A.T.S is crafted to bring nutritious lifestyle in convenient approach to maintain healthy living.

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

Results of Operation

For the years ended December 31, 2023 and 2022

Revenue

We generated revenue of $1,431,088, which mainly comprised of revenue from the Company’s network marketing business of $396,122 (approximately 27.7%); and revenue from the Company’s operations in the provision of complementary health therapies of $1,033,221 (approximately 72.2%) for the year ended December 31, 2023 as compared to $1,137,763 (approximately 61.3%), which the amount was mainly attributed to revenue from the Company’s network marketing business, and $715,333 (approximately 38.5%) from the Company’s operations in the provision of complementary health therapies for the year ended December 31, 2022.

Total revenue for the year ended December 31, 2023 decreased by $425,476, or approximately 22.9% from the year ended December 31, 2022. Revenue from the Company’s network marketing business decreased significantly by $741,641, or approximately 65.2%, whereas the revenue from the provision of complementary health therapies increased by $317,888, or approximately 44.4%. The decreased revenue from the Company’s network marketing business due to limited product range available as compared to the previous years, it limited the potential development of this revenue stream. We did not offer as many categories of the health products in our network marketing business during fiscal year 2023 which we had during prior years as a strategical shifting of our business focus to development of new health products for both networking marketing business as well as complementary health therapies business. Existed distributors therefore may seek alternative companies in the market with a more extensive product range than the Company could offer to fulfill the needs of ultimate customers. During the year ended December 31, 2023, we launched a few new products in the market. However, the increased revenue of approximately $0.2 million from sales of these new products was less than the significant decrease of revenue related to the sales of existing products related to network marketing business. The revenue increase in provision of complementary health therapies business was due to after COVID-19 pandemic, more individual turned to complementary health therapies as preventive care and wellness to maintain good health, prevent illness and promote overall well-being, more service orders were processed during the year ended December 31, 2023 compared with previous year, also led the increase of related products sold. Health and wellness service revenue from our provision of complementary health therapies business increased approximately $0.1 million and product sales revenue from our provision of complementary health therapies business increased by approximately $0.2 million compared with previous year.

Cost of Revenue

Cost of revenue for the year ended December 31, 2023 amounted to $494,516 (approximately 34.6% of revenue) as compared to $666,042 (approximately 35.9% of revenue) for the year ended December 31, 2022, representing a decrease of $171,526, or approximately 25.8%. The fluctuation in cost of revenue was in the same trend as decrease in revenue. Significant decreased product sales revenue in network marketing business led the decreased cost of products sold. The proportional decrease in cost of revenue was more than the of the proportional decrease in revenue for year ended December 31, 2023 was due to that the products sold in its network marketing business during the year were mainly the existing slow moving products developed in prior years with very high gross profit margin. The gross profit margin related to our network marketing business was approximately 84.1% and 67.4% for the years ended December 31, 2023 and 2022, respectively; the gross profit margin related to our provision of complementary heath therapies business was approximately 58.5% and 59.1%, respectively. In addition to that, there was no inventory write-downs during the year ended December 31, 2023, whereas inventory write-downs of $5,307 were recorded for the year ended December 31, 2022.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the year ended December 31, 2023 amounted to $936,572, represented a gross margin of approximately 65.4%, as compared to $1,190,522 for the year ended December 31, 2022, which was equivalent to a gross margin of approximately 64.1%. The marginally increase in gross profit margin in year ended December 31, 2023 was mainly due to the same reason as explained in the above. Although the gross profit margin related to our network marketing business was approximately 84.1% for the year ended December 31, 2023, increased from previous year, the related revenue only accounted approximately 27.7% of the total revenue for the year, decreased from approximately 61.3% for previous year. The gross profit margin for both years therefore stayed at the similar level.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the year ended December 31, 2023 amounted to $629,003 as compared to $361,414 for the year ended December 31, 2022, a significant increase of $267,589, or approximately 74.0%. The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. The significant increase in selling expenses was predominantly due to significant increase of promotional expenses which included the travelling expenses incurred for Nasdaq uplisting bell ringing ceremony as an incentive to the Company’s distributors and members for their contribution to the Company’s networking marketing business for the past years.

Commission expenses

Commission expenses were $88,132 and $405,351 for the years ended December 31, 2023 and 2022, respectively, representing a significant decrease of $317,219, or approximately 78.3%. The significant decrease in commission expenses was due to the decrease in revenue from the Company’s network marketing business. The proportional decrease in commission expenses was more than the decrease in revenue was due to our multi-tiers compensation plan structure. Distributors earn commissions not only with a fixed percentage on their own sales but also depending on the sales of the new recruiting distributors as well as other factors. Distributors who reach certain levels of achievement may qualify for additional commissions. The revenue generated in the year ended December 31, 2023 were more on distributors’ own sales, not much of recruiting new distributors and the distributors did not qualify for the additional commissions due to the decrease in revenue.

General and administrative expenses (“G&A expenses”)

G&A expenses for the year ended December 31, 2023 amounted to $2,366,016, as compared to $1,957,023 for the year ended December 31, 2022, representing an increase of $408,993, or approximately 20.9%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and provision for credit losses. The salaries increased due to the Company’s operations in the provision of complementary health therapies are growing, the Company increase the employee workforce to support the growth in this division. The Company increased the director salary of this division as a reward to recognize the performance in developing such business line during the current year. Upon uplisted in Nasdaq capital market, the Company appointed one executive director and three independent directors, which also led the increase of executive salaries for the year ended December 31, 2023 compared to previous year.

Other Income (Expenses)

For the year ended December 31, 2023, we recorded an amount of $40,219 as other income, net as compared to $136,868 other expenses, net for the year ended December 31, 2022, representing a significant change of $177,086. The net other income of $40,219 incurred during the year ended December 31, 2023 comprised of other income, net of $5,724, interest income of $29,249, unrealized holding gain on marketable securities of $3,493, gain on disposal of property and equipment of $1,753. The net other expenses of $136,868 incurred during the year ended December 31, 2022 comprised of other expense, net of $79,539, interest income of $16,190, unrealized holding loss on marketable securities of $73,519. The significant change was mainly due to unrealized holding gain on marketable securities recorded during the year compared to that of unrealized holding loss for the previous year as a result of market price changes during the year of those investments held by the Company. In addition, foreign transaction loss decreased significantly this year as the Company mainly purchased from local suppliers settled with local currencies.

(Provision for) Benefit of Income Taxes

We incurred provision for income taxes of $3,575 for the year ended December 31, 2023 as compared to benefit of income taxes of $4,055 for the year ended December 31 2022. During the year ended December 31, 2023, our operations in Malaysia incurred income taxes expenses as a result of provision assessment made by local tax authority for prior year tax obligations as compared to overprovision in taxes for year ended December 31, 2022.

Net Loss

We incurred a net loss of $2,109,935 for the year ended December 31, 2023, as compared to $1,666,079 for the year ended December 31, 2022, an increase of $443,856, or approximately 26.6%, predominately due to reasons as discussed above.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at similar levels year over year in 2024 and beyond.

As of December 31, 2023, we had working capital of $4,113,614 consisting of cash and cash in bank of $510,019 and time deposits of $4,322,441 as compared to working capital of $799,239 consisting of cash and cash in bank of $523,619 and time deposits of $914,811 as of December 31, 2022. The Company had a net loss of $2,109,935 for the year ended December 31, 2023 and accumulated deficits of $7,047,571 as of December 31, 2023 as compared to net loss of $1,666,079 for the year ended December 31, 2022 and accumulated deficits of $4,945,586 as of December 31, 2022.

The following summarizes the key components of our cash flows for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022

Net cash used in operating activities	$(2,001,823)	$(811,683)
Net cash used in investing activities	(17,251)	(32,119)
Net cash (used in) / provided by financing activities	5,398,037	(234,466)
Effect of exchange rate on cash and cash equivalents	15,067	(81,150)
Net change in cash and cash equivalents	$3,394,030	$(1,159,418)

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $2,001,823 and were mainly comprised of the net loss of $2,109,935, the non-cash deferred tax benefit of $220, unrealized holding gain on marketable securities of $3,493, gain on disposal of office equipment of $1,753, the increase in inventories of $3,216, the increase in accounts receivables of $53,641, the increase in prepayments and deposits of $34,532, the decrease in other receivables of $8,961, the decrease in customer deposits of $248,299, the payment of operating lease liabilities of $147,951, the decrease of income tax payable of $10,591. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $75,982, amortization of operating right-of-use assets of $147,212, provision for credit losses of $29,955, decrease in prepaid taxes of $305,567, increase in accounts payables (including related parties) of $38,456 and the increase in other payables (including related parties) and accrued liabilities of $6,670.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2023 was $17,251, the amount mainly resulted from the purchase property and equipment of $52,320 and proceeds from disposal of office equipment $35,069.

Net cash used in investing activities for the year ended December 31, 2022 was $32,119, the amount entirely for the purchase of equipment and intangible assets.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $5,398,037, consisted of the proceeds from issuance of common stock for $5,501,520, cash used for shares repurchased of $93,889 and reduction of finance lease liability of $9,594.

Net cash used in financing activities for the year ended December 31, 2022 was $234,466, the amount entirely payment of deferred offering cost.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2023 and 2022, the Company recognize an inventory write-downs of $0 and $5,307, respectively.

Impairment of long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2023 and December 31, 2022, no impairment of long-lived assets was recognized.

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

Deferred tax assets relating to certain temporary differences and tax losses are recognized as management considers it is more likely than not that future taxable profit will be available against which the temporary differences or tax losses can be utilized. Where the expectation is different from the original estimate, such differences will impact the recognition of deferred tax assets and taxation in the periods in which such estimate is changed.

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

The ASU requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

Provision of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test and a health camp program. The health screening test and the health camp programs are considered as separate performance obligations. The promises to deliver the health screening test report and the attendance at the health camp are separately identifiable, which are evidenced by the fact that the Company provides separate services of delivering the health screening test report and allowing admission of the customers to attend the health camp. The Company based on the health screening test contracts with customers, establishes the selling price for the health screening test and place order to the health screening center. The Company obtains control of the test report before they are delivered to the customers. The Company analyze the test report, provides consultations to the customers, bundle it with the Company’s products and services depending on the customer’s needs. The Company derives its revenues from sales contracts with its customers with revenues being recognized when the test reports are completed and delivered to its customers during the consultation section in person. The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp.

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

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

In July 2023, the FASB issued ASU No. 2023-03 “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 22), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock”. The ASU 2023-03 amends or supersedes various SEC paragraphs within the Codification to confirm to past SEC announcements and guidance issued by the SEC. The ASU 2023-03 was immediately effective and did not have a significant impact on our consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” The ASU No. 2023-06 clarifies or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The ASU No. 2023-06 is not expected to have a significant impact on our consolidated financial statements.

In November, 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU 2023-09 requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Recently adopted Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its consolidated financial statements. The adoption of the accounting standards has no material impact on the consolidated financial statements for the year ended December 31, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of December 31, 2023, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2023:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	60	Chief Executive Officer, President, Director, Chief Operating Officer, Chairman of the board of Directors and Secretary
Wilfrendo Fernando Cortizo	67	Executive Director
Lee Kam Fan, Andrew	62	Chief Financial Officer
Ramesh Ruben Louis	46	Independent Director
John Hing Vong	70	Independent Director
Chee Chin Aik	44	Independent Director

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

Dr. Wilfrendo Fernando Cortizo has more than 30 years of experience in the fields of microbiology and biotechnology. Prior to join the Company, Dr. Cortizo served as a National Health and Medical Research Council (NHMRC) Research Officer at the Department of Medicine Monash Medical School, Alfred Hospital, Melbourne Australia from 1987 to 1989. From 1989 to 1990, Dr. Cortizo served as a Protein Chemist and Research Officer at the Commonwealth Serum Labs (CSL) Australia’s largest Pharmaceutical Company. From 1991 to 1994, Dr. Cortizo worked as a Manager at a number of Production Departments at CSL Bioplasma Division. From 1994 to 1995, Dr. Cortizo served as a Project Manager at the Bioplasma Division in CSL Ltd. From 1995 to 2004, Dr. Cortizo served as a Director and the Chief Executive Officer of OMX Marketing Australia Pty. Ltd. In 1998, Dr. Cortizo worked as the International Development and Product Consultant for OMX Malaysia Sdn Bhd and OMX Marketing Philippines Pty. Ltd., Manila. From 2001 to 2003, Dr. Cortizo served a Director and the Chief Executive Director of Advance Microbials Pty. Ltd.. From 2001 to 2003, Dr. Cortizo served as a Senior Lecturer and Research Supervisor, GSIM, Swinburne University. From 2005 to 2006, Dr. Cortizo served as a Consultant and Technical Advisor of Pathlab Australia Pty Ltd and ADL Laboratories USA. From 2005 to 2006, Dr. Cortizo was appointed as the Nutrition and Scientific Consultant by Vitop Group Ltd China. From 2006 to 2007, Dr. Cortizo served as an International Business Director for Goodgene Korea. From 2007 to 2014, Dr. Cortizo served as the Chief Executive Officer and International Business Director of YourGene LLC. From 2009 to 2015, Dr. Cortizo served as a Consultant of the Agape Superior Living, Product Specialist and President of Superlife Global. From 2009 to 2019, Dr. Cortizo served as a Director and the Chief Executive Officer of the Ageless Partners, Ageless Asia Malaysia, Thailand and Indonesia. From 2014 to 2019, Dr. Cortizo served as a Director and the Chief Executive Officer of the Ageless Asia, Indonesia and a Director PT. of Vichii Indonesia Jaya. Dr. Cortizo, Phd completed his early University studies at Monash University in the Biochemistry Department and in the Faculty of Medicine. He graduated with a doctorate degree of philosophy from Monash University in 1988, and graduated with a bachelor of science with honours from Monash University in 1981.

Mr. Lee Kam Fan, Andrew serves as our chief financial officer. Prior to joining the Company in January 2021, Mr. Lee has approximately 38 years of accounting and finance related experience. Since July 2014, Mr. Lee has been the proprietor of Andrew Lee & Company. From June 2010 to June 2022, Mr. Lee served as an adjunct lecturer of the HKICPA Professional Examinations Preparatory Programme at HKU Space. From January 2011 to October 2015, Mr. Lee served as the managing director at ANSA CPA Limited. From September 2010 to October 2012, Mr. Lee served as an independent non-executive director at Sunrise (China) Technology Group Limited (currently referred to as KOALA Financial Group Limited (Hong Kong stock code: 08226)). From March 2006 to April 2017, Mr. Lee was in cooperation with Friedman LLP to oversee financial statements are prepared in accordance with U.S. GAAP. From October 2000 to December 2010, Mr. Lee served as an audit manager and subsequently a partner at Clodick & Company. From April 1998 to September 2000, Mr. Lee served as a director at Nitwell Business Services Limited. From August 1994 to April 1998, Mr. Lee was an assistant audit manager at Cheng, Kwok & Chang. From July 1990 to July 1994, Mr. Lee served as an accountant at K.C. Manufacturing Company. From April 1989 to July 1990, Mr. Lee served as an accountant at Haldane, Midgley & Booth. From January 1987 to April 1989, Mr. Lee served as an audit senior at RSM Nelson Wheeler. From October 1985 to December 1986, Mr. Lee served as an audit assistant at Andrew Ma & Company. From April 1983 to September 1985, Mr. Lee served as an audit Clerk at Anthony Y.T. Tse & Company. Mr. Lee is an associate member of the Institute of Chartered Accountants in England and Wales since April 2019, a certified public accountant (practicing) of the Hong Kong Institute of Certified Public Accountants since May 2010, a fellow member of the Association of International Accountants since December 2006, and an associate member and chartered tax advisor of the Tax Institute of Hong Kong from July 2010 to December 2023. Mr. Lee received his bachelor’s degree in business administration at the Open University of Hong Kong (currently referred to as Hong Kong Metropolitan University) in June 2004 and his master’s degree in professional accounting from the Hong Kong Polytechnic University in November 2010.

Mr. Ramesh Ruben Louis, PhD serves as our independent director since October 13, 2023. Prior to joining the Company, Mr. Louis, PhD has approximately 25 years of accounting and finance related experience. Since January 2011, Mr. Louis, PhD has been an executive director and principal consultant of Assurance Threesixty Consulting. Since November 2009, Mr. Louis, PhD has been a professional freelance trainer and consultant at My Learning Training Resources, where he conducted various training courses including training for MIA, ACCA, CPA Australia ISCA Singapore. From May 2006 to October 2009, Mr. Louis, PhD was an executive director at Anuarul Azizan Chew Group, where he was involved in internal audit, risk management and review/assessment of internal controls assignments of various organisations including public listed companies in Malaysia. From 2000 to 2006, Mr. Louis, PhD worked in BDO Binder, where he worked in areas including corporate finance and assurance advisory, his last role being assistant audit manager. From 1997 to 1998, Mr. Louis, PhD was an audit assistant at Arthur Andersen & Co. Mr. Louis, PhD graduated with a bachelor of accounting from the National University of Malaysia in 2000, and graduated with a master of business administration from the University of Strathclyde, United Kingdom in 2012. Mr. Louis, PhD obtained a doctorate of philosophy from the University of Malaya in September, 2021. Mr. Louis, PhD became a member of CPA Malaysia in 2005, a member of the Institute of Internal Auditors Malaysia in 2010 and a member of the Association of Chartered Certified Accountants in 2011. Mr. Louis, PhD is also a director of Greenpro Capital Corp., Seatech Ventures Corp. and Fortune Valley Treasures, Inc.

Dr. John Hing Vong , PhD serves as our independent director since October 13, 2023. Prior to joining the Company, Dr. Vong, PhD has over 44 years of fintech and education experience. Dr. Vong, Phd is currently the lead of sustainable finance at ClimateWorks Australia since September 2021, a non-executive independent council member of Regional Bank since June 2013, and a senior technical specialist of the United Nations since May 2003. Dr. Vong, PhD has been a senior technical specialist at Asian Development Bank from January 2019 to February 2022, and a senior technical consultant at World Bank Group from September 2006 to June 2021. Dr. Vong, PhD has been a professor at the National University of Singapore from May 2015 to April 2017, foundation director of the Fintech Academy at the Singapore Management University from June 2013 to December 2014 and associate professor at James Cook University Singapore from February 2012 to June 2013. From October 2008 to October 2011, Dr. Vong, PhD was a deputy chief executive officer at Sacombank in Vietnam. In 2002 Dr. Vong, PhD was a senior consultant at PAGF- DFAT Australia in the Philippines. From February 1999 to February 2001, Dr. Vong, PhD was a team leader at Deloitte Australia. From 1994 to 1998 Dr. Vong, PhD was a regional director- lecturer of the Massachusetts Institute Technology and Nanyang Fellows Program at Nanyang Technological University. From May 1978 to August 1993, Dr. Vong, PhD was a senior executive at HSBC Holdings plc in various offices in Australia and Asia. Dr. Vong, PhD completed the public disputes program in advanced negotiation at MIT-Harvard University Consensus Building Institute in 2006. Dr. Vong, PhD graduated with a BA in economics at Birmingham City University, and a MBA in economics strategy and finance at University of Bradford. He received his PhD from the University of Bradford in MIS business intelligence. Dr. Vong, PhD is currently a member of CPA Australia.

Mr. Chee Chin Aik serves as our independent director since October 13, 2023. Prior to joining the Company, Mr. Chee has approximately 20 years of finance related experience. Mr. Chee is currently the head of South East Asia, cash and non-cash equity sales, global markets at HSBC Singapore. From October 2020 to May 2022, Mr. Chee was an executive director, head of Malaysia equity distribution and board member of JPMorgan Chase & Co. Mr. Chee has also worked at Credit Suisse for various periods, as director in institutional equity sales for Malaysia and Singapore from January 2019 to September 2020, as vice president in institutional equity sales in Singapore from January 2015 to December 2018, and associate in institutional equity sales in Singapore from April 2013 to December 2014. From January 2009 to August 2011, Mr. Chee worked as analyst and trader in equity derivatives and proprietary trading at Aminvestment Bank Berhad in Malaysia. From October 2007 to September 2008, Mr. Chee worked as equity research analyst at Credit Lyonnais Securities Asia Pacific Markets in Malaysia. From October 2006 to July 2007, Mr. Chee worked as associate in fixed income currencies and commodities at Goldman Sachs in USA. From July 2004 to October 2006, Mr. Chee worked as analyst for fixed income, corporate advisory division at Lehman Brothers Holdings Inc in USA. From Jun 2002 to July 2004, Mr. Chee worked as associate in financial regulatory and cycle examination group at National Association of Securities Dealers (FINRA) in USA. Mr. Chee graduated with a bachelor of arts from Franklin & Marshall College and MBA in finance from the University of Chicago Booth School of Business.

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

Audit Committee

Mr. Louis, PhD, Dr. Vong, PhD, and Mr. Chee are the members of our Audit Committee where Mr. Louis, PhD serve as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

We adopted a charter for the Audit Committee pursuant to our IPO. In accordance with our Audit Committee’s Charter, our Audit Committee shall perform several functions, including:

●	evaluate the independence and performance of, and assess the qualifications of, our independent auditor, and engage such independent auditor;

●	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services, and approve in advance any non-audit service to be provided by the independent auditor;

●	monitor the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;

●	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the board;

●

review and approve in advance any proposed related-party transactions and report to the full board of directors on any approved transactions; and

provide oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board of directors, including Sarbanes-Oxley Act implementation, and make recommendations to the board of directors regarding corporate governance issues and policy decisions.

It is determined that Mr. Louis, PhD possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Compensation Committee

Mr. Louis, PhD, Dr. Vong, PhD and Mr. Chee are the members of our Compensation Committee where Dr. Vong, PhD is the chairman. All members of our Compensation Committee qualified as independent under the current definition promulgated by NASDAQ. We adopted a charter for the Compensation Committee pursuant to our IPO. In accordance with the Compensation Committee’s Charter, the Compensation Committee responsible for overseeing and making recommendations to the board of directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Louis, PhD, Dr. Vong, PhD, and Mr. Chee are the members of our Nominating and Governance Committee where Mr. Chee serve as the chairman. All members of our Nominating and Governance Committee qualified as independent under the current definition promulgated by NASDAQ. We adopted a charter for the Nominating and Governance Committee pursuant to our IPO. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Corporate Governance Committee responsible for identifying and proposing new potential director nominees to the board of directors for consideration and reviewing our corporate governance policies.

Director Independence

Our board of directors reviewed the materiality of any relationship that each of our proposed directors has with us, either directly or indirectly. Based on this review, it is determined that Mr. Louis, PhD, Dr. Vong, PhD and Mr. Chee are the “independent directors” as defined by NASDAQ. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. How Kok Choong, the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary received $258,005 and $289,957 as total salaries for the years ended December 31, 2023 and 2022 respectively. Mr. How Kok Choong had not received any (i) Stock compensation; (ii) Option awards, (iii) Non-equity incentive plan compensation, (iv) Non-qualified deferred compensation earnings and (v) Any other compensations.

Mr. Mohd Shaharuddin Bin Abdullah was appointed and entered into an employment agreement with the Company on January 12, 2021 and the employment agreement will take effect on the listing of our stock on NASDAQ Capital Market. In March 2023, Mr. Mohd Shaharuddin Bin Abdullah resigned from the Company and his employment agreement terminated with immediate effect.

Dr. Wilfrendo Fernando Cortizo was appointed as an executive director and entered into an employment agreement with the Company on November 21, 2023 and the employment agreement will take immediate effect. Dr. Wilfrendo Fernando Cortizo received $4,000 as director fee and also entitled $6,667 worth of common stock as stock-based compensation for the year ended December 31, 2023.

Mr. Andrew Lee Kam Fan was appointed and entered into an employment agreement with the Company on January 12, 2021. Mr. Andrew Lee Kam Fan received $46,440 and $46,440 as total salaries for the year ended December 31, 2023 and 2022 respectively.

Mr. Ramesh Ruben Louis was appointed and entered into an independent director agreement with the Company on March 30, 2022 and the independent director agreement will take effect on October 11, 2023, the listing day of our stock on NASDAQ Capital Market. Mr. Ramesh received $4,703 and $0 as total independent director fee for the year ended December 31, 2023 and 2022 respectively.

Dr. John Hing Vong was appointed and entered into an independent director agreement with the Company on September 22, 2022 and the independent director agreement will take effect on October 11, 2023, the listing day of our stock on NASDAQ Capital Market. Dr. John Hing Vong received $4,703 and $0 as total independent director fee for the year ended December 31, 2023 and 2022 respectively.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We have entered into employment agreement with Mr. Wilfrendo Fernando Cortizo on November 21, 2023.

Compensation Discussion and Analysis

Director Compensation

As the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary, Mr. How Kok Choong is paid a monthly salary of $19,726 (RM 90,000). His salary shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

Mr. Wilfrendo Fernando Cortizo is paid a monthly salary of $3,000. He is also entitled to receive a stock-based compensation of $60,000 per annum. His compensation, i.e., salary and stock-based compensation shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

Mr. Ramesh Ruben Louis as an independent director of the Company is paid quarterly independent director fee of $5,400. His compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if his employment is terminated prior to the end of the quarter, his compensation for the quarter shall be pro-rated to reflect his period of service up to the date of termination.

Dr. John Hing Vong as an independent director of the Company is paid quarterly independent director fee of $5,400. His compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if his employment is terminated prior to the end of the quarter, his compensation for the quarter shall be pro-rated to reflect his period of service up to the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 76,966,712 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary; collectively this includes HKC Holdings Sdn. Bhd.*	19,608,998	25.4%	-	-	25.4%

Mohd Shaharuddin Bin Abdullah	-	-	-	-	-

Mr. Wilfrendo Fernando Cortizo	-	-	-	-	-

Andrew Lee Kam Fan	-	-	-	-	-

Ramesh Ruben Louis	-	-	-	-	-

John Hing Vong	-	-	-	-	-

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

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties		Relationships

Agape ATP (Asia) Limited	-	Mr. How Kok Choong, the CEO and director of the Company is also the sole shareholder and director of Agape ATP (Asia) Limited.

CTA Nutriceuticals (Asia) Sdn Bhd	-	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd.

SY Welltech Sdn Bhd (formerly known as DSY Beauty Sdn Bhd)	-	The directors and shareholders of SY Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd

DSY Wellness & Longevity Center Sdn Bhd	-	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSY Wellness & Longevity Center Sdn Bhd.

TH3 Holdings Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3 Holdings Sdn Bhd.

Redboy Pictures Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy Pictures Sdn Bhd.

Ando Design Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando Design Sdn Bhd.

Mr. How Kok Choong	-	Mr. How Kok Choong, the CEO and director of the Company

Mr. Yap Foo Ching (Steve Yap)	-	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd.

Mr. Chew Yi Zheng	-	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd.

Related party balances as of December 31, 2023 and 2022 are as per table below:

Amount due from related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2023	2022

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,922	$1,273
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	8,171	9,261
Total			$11,093	$10,534

Related party balances as of December 31, 2023 and 2022 are as per table below:

Accounts payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$30,439	$25,387
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	54	224
Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	4,355	-
Total			$34,848	$25,611

Related party balances as of December 31, 2023 and 2022 are as per table below:

Other payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$570	$2,149
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	535	2,147
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Payment on behalf of company expenses	6,534	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	207	584
Total			$7,846	$4,880

Related party transactions for years ended December 31, 2023 and 2022, are as per table below:

Purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$272,993	$198,376
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	18,516	3,975
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	-	124
Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	4,355	-
Total			$295,864	$202,475

Related party transactions for years ended December 31, 2023 and 2022, are as per table below:

Other income

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Rental income	$2,630	$-
Redboy Pictures Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy.	Rental income	5,260	-
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	460	-
Total			$8,350	$-

Other purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for general use	$6,213	$5,431
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	7,282	6,888
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for general use	368	4
Total			$13,863	$12,323

Related party transactions for years ended December 31, 2023 and 2022, are as per table below:

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$5,947	$16,590
Total			$5,947	$16,590

Other expenses

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$54,956	$56,450
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Sponsorship fee	-	22,686
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	31,563	21,779
Total			$86,519	$100,915

Review, Approval and Ratification of Related Party Transactions

Our board of directors created an audit committee and adopted an audit committee charter in connection with the IPO which requires the audit committee to review all related party transactions on an ongoing basis and all such transactions be approved by the audit committee. In determining whether to approve a related party transaction, the audit committee shall consider, among other factors, the following factors to the extent relevant to the related party transaction:

●	whether the terms of the related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for the Company to enter into the related party transaction;

●	whether the related party transaction would impair the independence of an outside director;

●	whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or the related party, the direct or indirect nature of the director’s, executive officer’s or the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the audit committee deems relevant; and

●	any pre-existing contractual obligations.

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

Marcum LLP is our tax accountant for the year ended December 31, 2022 onwards.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the years ended December 31,
	2023	2022

Audit fees	$444,400	$402,200
Tax fees	25,000	30,350
Total	$469,400	$432,550

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

10.1	Direct Sales Licence of Agape Superior Living Sdn Bhd issued by Ministry of Domestic Trade and Consumer Affairs, dated April 28, 2021*

10.2	Tenancy Agreement between Canggih Pesaka Sdn Bhd and Agape Superior Living Sdn Bhd, dated July 11, 2023 for Lot 1605-1606*

10.3	Tenancy Agreement between Canggih Pesaka Sdn Bhd and Agape Superior Living Sdn Bhd, dated May 24, 2023 for Lot 1705-1708*

10.4	Warehousing and Distribution Agreement between Agape Superior Living Sdn Bhd and City-Link Express (M) Sdn Bhd, dated January 12, 2021*

10.5	Renewal of Warehousing and Distribution Agreement between Agape Superior Living Sdn Bhd and City-Link Express (M) Sdn Bhd, dated February 3, 2023*

10.6	Tenancy Agreement between Banjaran Purnama Sdn Bhd and Agpae Superior Living Sdn Bhd, dated November 19, 2021*

10.7	Renewal of Tenancy Agreement between Banjaran Purnama Sdn Bhd and Agpae Superior Living Sdn Bhd, dated October 10, 2023*

10.8	Tenancy Agreement between Guan Kee Machinery & Equipment (M) Sdn Bhd and Agape Superior Living Sdn Bhd, dated August 1, 2023*

10.9	Tenancy Agreement between See Li Chiann and Agape Superior Living Sdn Bhd and Terence W Tulus, dated October 1, 2023*

10.10	Tenancy Agreement between DSY Wellness & Longevity Center Sdn Bhd and DSY Wellness International Sdn Bhd, dated January 1, 2023*

97.1	Clawback Policy*

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

** Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: April 1, 2024

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary

Date: April 1, 2024	By:	/s/ Andrew Lee Kam Fan
LEE KAM FAN
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Agape ATP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
April 1, 2024

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $122 and $1,609 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2023 and 2022, respectively.)	$4,832,460	$1,438,430
Accounts receivable, net	55,458	2,826
Other receivable	435	4,540
Amount due from related parties	11,093	10,534
Inventories	47,907	46,277
Prepaid taxes (Included $1,670 and $1,741 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2023 and 2022, respectively.)	21,993	339,367
Prepayments and deposits (Included $7 and $0 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2023 and 2022, respectively.)	215,806	186,560
Total Current Assets	5,185,152	2,028,534

OTHER ASSETS
Property and equipment, net	77,858	142,149
Intangible assets, net	17,458	24,044
Finance lease assets	86,335	-
Operating right-of-use assets	357,301	81,133
Investment in marketable securities	20,171	16,687
Deferred offering costs	-	499,202
Deferred tax assets	219	-
Total other assets	559,342	763,215

TOTAL ASSETS	$5,744,494	$2,791,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$55,585	$28,833
Accounts payable – related parties	34,848	25,611
Customer deposits	101,575	363,018
Operating lease liabilities, current	138,548	82,708
Other payables and accrued liabilities ($899 and $1,090 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of December 31, 2023 and 2022, respectively.)	726,061	713,277
Other payable – related parties	7,846	4,880
Finance lease liabilities, current	7,075	-
Income tax payable	-	10,968
Total Current Liabilities	1,071,538	1,229,295

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	$219,530	$-
Finance lease liabilities, non-current	72,563	-
Total Non-current Liabilities	292,093	-

TOTAL LIABILITIES	$1,363,631	$1,229,295

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 77,102,012 and 75,452,012 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	7,711	7,545
Additional paid in capital	11,378,743	6,470,716
Treasury Stock, par value $0.0001; 135,300 and 0 shares as of December 31, 2023 and 2022, respectively.	(14)	-
Accumulated deficit	(7,047,571)	(4,945,586)
Accumulated other comprehensive income	30,215	9,266
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	4,369,084	1,541,941

NON-CONTROLLING INTERESTS	11,779	20,513

TOTAL EQUITY	4,380,863	1,562,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,744,494	$2,791,749

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2023	2022

REVENUE	$1,431,088	$1,856,564

COST OF REVENUE	(494,516)	(666,042)

GROSS PROFIT	936,572	1,190,522

SELLING	(629,003)	(361,414)
COMMISSION	(88,132)	(405,351)
GENERAL AND ADMINISTRATIVE	(2,366,016)	(1,957,023)
TOTAL OPERATING EXPENSES	(3,083,151)	(2,723,788)

LOSS FROM OPERATIONS	(2,146,579)	(1,533,266)

OTHER INCOME (EXPENSES)
Other income (expenses), net	5,724	(79,539)
Interest income	29,249	16,190
Unrealized holding gain (loss) on marketable securities	3,493	(73,519)
Gain on disposal of PPE	1,753	-
TOTAL OTHER INCOME (EXPENSES), NET	40,219	(136,868)

LOSS BEFORE INCOME TAXES	(2,106,360)	(1,670,134)

(PROVISION FOR) BENEFIT OF INCOME TAXES	(3,575)	4,055

NET LOSS	(2,109,935)	(1,666,079)

NET LOSS (INCOME) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	7,950	(20,820)

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,101,985)	$(1,686,899)

NET LOSS	$(2,109,935)	$(1,666,079)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	20,949	(84,132)

TOTAL COMPREHENSIVE LOSS	(2,088,986)	(1,750,211)

Less: Comprehensive loss (income) attributable to non-controlling interests	8,734	(20,849)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,080,252)	$(1,771,060)

LOSS PER SHARE
Basic and diluted	$(0.03)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	75,814,507	87,822,337

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		TREASURY	STOCK	ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2021	290,460,047	$29,046	-	$-	$6,449,215	$(3,258,687)	$93,398	$(336)	$3,312,636
Forfeiture of common stock	(215,008,035)	(21,501)	-	-	21,501	-	-	-	-
Net loss	-	-	-	-	-	(1,686,899)	-	20,820	(1,666,079)

Foreign currency translation adjustment	-	-	-	-	-	-	(84,132)	29	(84,103)
Balance as of December 31, 2022	75,452,012	$7,545	-	$-	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454
Issuance of shares	1,650,000	166	-	-	5,002,154	-	-	-	5,002,320
Shares repurchased	-	-	(135,300)	(14)	(94,127)	-	-	-	(94,141)
Net loss	-	-	-	-	-	(2,101,985)	-	(7,950)	(2,109,935)
Foreign currency translation adjustment	-	-	-	-	-	-	20,949	(784)	20,165
Balance as of December 31, 2023	77,102,012	$7,711	(135,300)	$(14)	$11,378,743	$(7,047,571)	$30,215	$11,779	$4,380,863

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the years ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,109,935)	$(1,666,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	70,337	71,754
Amortization of intangible assets	5,645	2,122
Gain on disposal of office equipment	(1,753)	-
Amortization of operating right-of-use assets	147,212	144,064
Unrealized holding (gain) loss on marketable securities	(3,493)	73,519
Provision for credit losses	29,955	-
Deferred tax benefit	(220)	(14,751)
Inventory write-down	-	5,307
Changes in operating assets and liabilities:
Accounts receivables	(53,641)	(2,824)
Amount due from related parties	(995)	(3,786)
Inventories	(3,216)	343,483
Prepaid taxes	305,567	263,404
Prepayments and deposits	(34,532)	61,500
Other receivables	8,961	27,613
Accounts payable	28,109	15,825
Accounts payable – related parties	10,347	25,597
Customer deposits	(248,299)	94,877
Operating lease liabilities	(147,951)	(145,197)
Other payables and accrued liabilities	3,485	(119,963)
Other payables – related parties	3,185	4,878
Income tax payables	(10,591)	6,974
Net cash used in operating activities	(2,001,823)	(811,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,320)	(9,433)
Proceeds from disposal of office equipment	35,069	-
Purchase of intangible assets	-	(22,686)
Net cash used in investing activities	(17,251)	(32,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(234,466)
Shares repurchased	(93,889)	-
Payment of finance lease liabilities	(9,594)	-
Net proceeds from issuance of common stock	5,501,520	-
Net cash provided by (used in) financing activities	5,398,037	(234,466)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	15,067	(81,150)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,394,030	(1,159,418)

CASH AND CASH EQUIVALENTS, beginning of year	1,438,430	2,597,848

CASH AND CASH EQUIVALENTS, end of year	$4,832,460	$1,438,430

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$34,844	$78,511
Refund of prepaid tax	$326,024	$-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Motor vehicle acquired through finance lease	$78,824	$-
Operating lease right-of-use assets obtained in exchange for lease liabilities	$428,523	$-

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

Via ASL, the Company offers four series of programs which consist of different services and products: ATP Zeta Health Program, ÉNERGÉTIQUE, BEAUNIQUE and E.A.T.S.

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

The Easy and Tasty Series (E.A.T.S) is crafted to bring nutritious lifestyle in convenient approach to maintain healthy living.

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

The Company is positioning itself for sustainable growth by diversifying its operations into the domain of renewable energy. This initiative is founded upon our commitment to environmental responsibility, long-term value creation, and proactive adaptation to global energy trends. On January 3, 2024, the Company formed a joint-venture entity, OIE ATPC Holdings (M) Sdn. Bhd. with OIE, which the Company and OIE each own 50% of the equity interest. On January 8, 2024 OIE ATPC Holdings (M) Sdn Bhd formed a wholly own entity, OIE ATPC Exim (M) Sdn Bhd.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the year ended December 31, 2023, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets, allowance for credit losses and the assumptions used in the valuation of the derivative financial instruments. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit losses, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2023 and December 31, 2022, the company recorded $542 and $0 allowance for credit losses.

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

For the years ended December 31, 2023 and 2022, the Company recognized $0 and $5,307 inventory write-down; and $10,899 and $142,466 inventory write-off, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. For the years ended December 31, 2023 and 2022, the Company wrote-off allowance for credit losses of $0 and $120,372, respectively. There was no allowance for credit losses for prepayment and deposits balances as of December 31, 2023 and December 31, 2022

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with no residual value. The estimated useful lives are as follows:

Classification	Useful Life

Computer and office equipment	5-7 years
Furniture & fixtures	6-7 years
Motor vehicle	5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2023 and 2022, no impairment of long-lived assets was recognized.

Deferred offering costs

The Company has netted off the deferred offering costs against the gross proceeds from the Company’s recent Public Offering.

Investment in marketable securities

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

The ASU requires the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

Under the Company’s network marketing business, the Company issues product coupons to members and distributors when these customers made purchases above certain thresholds set by the Company. Depending on the type of product coupons issued, the coupons carry varying values and can be used by the customers for reduction in the transaction price of product purchases within the coupon validity period. The value of the product coupons issued is recorded as a reduction of the Company’s revenue account upon issuance; the corresponding amount credited to the customer deposits account. Amounts in customer deposits will be reversed when the coupons are used. The Company’s coupons have a validity period of between six and twelve months. If the Company’s customers did not utilize the coupons after the validity period, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the years ended December 31, 2023 and 2022, the Company recognized $112,166 and $7,543 as forfeited coupon income, respectively.

As of December 31, 2023, the Company had contracts for the sales of health and wellness products amounting to $12,442 which it is expected to fulfill within 12 months from December 31, 2023.

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

The Company based on the health screening test contracts with customers, establishes the selling price for the health screening test and place order to the health screening center. The Company obtains control of the test report before they are delivered to the customers. The Company analyze the test report, provides consultations to the customers, bundle it with the Company’s products and services depending on the customer’s needs.

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program is completed in the final day of the health camp. For the years ended December 31, 2023 and 2022, revenues from providing health and wellness services are $250,786 and $145,510, respectively.

Disaggregated information of revenues by products and services are as follows:

	For the years ended December 31,
	2023	2022

Survivor Select	$28,210	$122,470
Ionized Cal-Mag	119,021	148,219
Omega Blend	22,471	272,332
BetaMaxx	21,206	137,447
Iron	21,617	16,697
Young Formula	-	31,403
ATPR Mito+	-	271,493
Energetique	-	49,089
Trim+	9,587	88,613
LIVO5	130,391	-
Soy Protein Isolate Powder	24,271	-
Mix Soy Protein Isolate Powder with Black Sesame	19,348	-
Others – Products for the provision of complementary health therapies	782,436	569,823
Others	1,745	3,468
Total revenues – products	1,180,303	1,711,054
Health and Wellness services	250,785	145,510
Total revenues – products and services	$1,431,088	$1,856,564

Total net sales include $17,912 of revenue recognized in year 2023 that was included in customer deposit as of December 31, 2022, $183,816 of revenue recognized in year 2022 that was included in customer deposit as of December 31, 2021.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and products for the provision of complementary health therapies. Cost of revenue amounted to $494,516 (there is no inventory write-downs and $10,899 inventory written-off) and $666,042 (including inventory write-downs of $5,307 and inventory written-off of $142,466) for the years ended December 31, 2023 and 2022, respectively.

Shipping and handling

Shipping and handling charges amounted to $5,039 and $16,585 for the years ended December 31, 2023 and 2022, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $0 and $4,688 for the years ended December 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

Commission expenses are the Company’s most significant expenses. As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $88,132 and $405,351 for the years ended December 31, 2023 and 2022, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $158,143 and $133,489 for the years ended December 31, 2023 and 2022, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred No penalties and interest incurred related to underpayment of income tax for the years ended December 31, 2023 and 2022, respectively.

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

Non-controlling interest

Non-controlling interest consists of 40% of the equity interests of DSY Wellness held by an individual and approximately 0.01% (3 ordinary shares out of 9,590,599 shares) of the equity interests of ASL held by three individuals. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations as an allocation of the total income or loss for the periods between non-controlling interest holders and the shareholders of the Company.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential ordinary shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2023 and 2022, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31,
	2023	2022

Period-end MYR : US$1 exchange rate	4.59	4.41
Period-end HKD : US$1 exchange rate	7.81	7.80

	For the years ended December 31,
	2023	2022

Period-average MYR : US$1 exchange rate	4.56	4.41
Period-average HKD : US$1 exchange rate	7.83	7.83

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

Derivative financial instruments

Derivative financial instruments consist of financial instruments that contain a notional amount and one or more underlying variables such as interest rate, security price, variable conversion rate or other variables, require no initial new investment and permit net settlement. The derivative financial instruments may be free-standing or embedded in other financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company based on the terms of the warrant agreement to determine the warrants as equity instruments or derivative liabilities. The Company follows the provision of ASC 815, Derivatives and Hedging for derivative financial instruments that are classified as equity instruments, the contracts are initially measured at fair value and no subsequent measurement is required for equity instruments. The Company uses Black-Scholes Model to calculate the fair value of the warrant.

Reclassification

Certain items of other receivable and prepayments and deposits in the consolidated balance sheet of comparative period have been reclassified to conform to the consolidated financial statements for the current period. The reclassifications have no impact on net loss.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

In July 2023, the FASB issued ASU No. 2023-03 “Presentation of Financial Statements (Topic 205), Income Statement – Reporting Comprehensive Income (Topic 22), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation – Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X: Income or Loss Applicable to Common Stock”. The ASU 2023-03 amends or supersedes various SEC paragraphs within the Codification to confirm to past SEC announcements and guidance issued by the SEC. The ASU 2023-03 was immediately effective and did not have a significant impact on our consolidated financial statements.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In October 2023, the FASB issued ASU No. 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” The ASU No. 2023-06 clarifies or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The ASU No. 2023-06 is not expected to have a significant impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU 2023-09 requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Recently adopted Accounting Pronouncements

In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its consolidated financial statements. The adoption of the accounting standards has no material impact on the consolidated financial statements for the year ended December 31, 2023.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (CONT’D)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of December 31,
	2023	2022

Current assets	$1,799	$3,350
Current liabilities	(899)	(43,512)
Net asset (deficit)	$900	$(40,162)

	As of December 31,
	2023	2022

Current assets:
Cash	$122	$1,609
Prepayment and deposits	7	-
Prepaid taxes	1,670	1,741
Total current assets	$1,799	$3,350

Current liabilities:
Accounts payable – intercompany	$-	$42,422
Other payables and accrued liabilities	899	1,090
Total current liabilities	$899	$43,512

Net asset (deficit)	$900	$(40,162)

The summarized operating results of the VIE’s are as follows:

	For the years ended December 31,
	2023	2022

Operating revenues	$-	$-
Gross profit	$-	$-
Profit (loss) from operations	$39,687	$(9,432)
Net profit (loss)	$39,687	$(9,432)

4. CASH AND CASH EQUIVALENTS

As of December 31, 2023 and 2022 the Company had $4,832,460 and $1,438,430, respectively, of cash and cash equivalents, which consisted of $494,771 and $513,152, respectively, of cash in banks and $4,322,441 and $914,811, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 1.21% to 2.56% per annum. As of December 31, 2023 and 2022, $4,630,476 and $231,187 of these balances were not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2023	2022
Accounts receivable	$56,000	$2,826
Allowance for credit losses	(542)	-
Total	$55,458	$2,826

Movements of allowance for credit losses are as follows:

	For the years ended December 31,
	2023	2022
Beginning balance	$-	$-
Addition	546	-
Exchange rate effect	(4)	-
Ending balance	$542	$-

6. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2023	2022
Finished goods	$47,907	$46,277

For the years ended December 31, 2023 and 2022, the Company recognized $0 and $5,307 inventory write-down; and $10,899 and $142,466 inventory write-off, respectively.

7. PREPAYMENTS AND DEPOSITS

	As of December 31,
	2023	2022
Prepaid expenses	$123,809	$39,056
Deposits to suppliers	91,997	147,504
Total	$215,806	$186,560

Movements of allowance for credit losses are as follows:

	For the years ended December 31,
	2023	2022
Beginning balance	$-	$121,095
Write off	-	(120,372)
Exchange rate effect	-	(723)
Ending balance	$-	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2023	2022
Computer and office equipment	$91,947	$87,428
Furniture & fixtures	111,164	115,789
Motor vehicle	89,729	93,535
Leasehold improvements	184,155	191,965
Subtotal	476,995	488,717
Less: accumulated depreciation	(399,137)	(346,568)
Total	$77,858	$142,149

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $70,337 and $71,754, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of December 31,
	2023	2022
Computer software	$53,095	$55,348
Less: accumulated amortization	(35,637)	(31,304)
Total	$17,458	$24,044

Amortization expense for the years ended December 31, 2023 and 2022 amounted to $5,645 and $2,122, respectively.

10. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. was reduced to 11,665 subsequent to the reverse stock split.

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

(viii)

On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to February 29, 2024 there were only 7 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost. The carrying value of the Company’s investment in Phoenix Plus Corp. was $1,500 as of December 31, 2023 and 2022.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVESTMENT IN MARKETABLE SECURITIES (CONT’D)

	As of December 31,
	2023	2022
Cost of investment	$16,687	$89,001
Transfer from non-marketable security	-	1,500
Unrealized holding gain (loss)	3,493	(73,519)
Exchange rate effect	(9)	(295)
Investment in marketable securities	$20,171	$16,687

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

	As of December 31,
Phoenix Plus Corporation	2023	2022
Cost of investment	$-	$1,500
Less: Transfer to investment in marketable securities	-	(1,500)
Investment in non-marketable securities	-	-

12. CUSTOMER DEPOSITS

	As of December 31,
	2023	2022
Customer deposits	$100,540	$289,487
Unexpired product coupons	1,035	73,531
Total	$101,575	$363,018

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2023	2022
Professional fees	$348,664	$324,629
Promotion expenses	47,995	38,583
Payroll	26,104	21,164
Amounts held in eWallets	185,137	216,049
Tax penalty	75,000	75,000
Others	43,161	37,852
Total	$726,061	$713,277

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2023	2022

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,922	$1,273
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	8,171	9,261
Total			$11,093	$10,534

Accounts payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$30,439	$25,387
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	54	224
Mr. Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	4,355	-
Total			$34,848	$25,611

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party balances

Other payable - related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$570	$2,149
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	535	2,147
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd	Payment on behalf by Mr. Yap	6,534	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	207	584
Total			$7,846	$4,880

Related party transactions

Purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$272,993	$198,376
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	18,516	3,975
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	-	124
Mr. Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Services acquired for therapy and health consultation to customer	4,355	-
Total			$295,864	$202,475

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Other income

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Rental income	$2,630	$-
Redboy Pictures Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy.	Rental income	$5,260	$-
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	$460	$-
Total			$8,350	$-

Other purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$6,213	$5,431
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	7,282	6,888
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	368	4
Total			$13,863	$12,323

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$5,947	$16,590
Total			$5,947	$16,590

Other expenses

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2023	2022

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$54,956	$56,450
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Sponsorship fee	-	22,686
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	31,563	21,779
Total			$86,519	$100,915

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2023 and 2022, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of December 31, 2023 and 2022, there were 1,000,000,000 common stocks authorized, 77,102,012 and 75,452,012 shares issued and outstanding, respectively.

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

Treasury Stock

On November 22, 2023, the Company announced that the Board of Directors has authorized a share repurchase plan under which the Company may repurchase up to $1 million of its common shares over the next 6 months depends on the market conditions. On December 20, 2023 and December 21, 2023, the Company repurchased 40,300 and 95,000 of common stock for $25,696 and $68,445 in the open market transactions. The Company will review the shares repurchase plan periodically and may authorize adjustment of its terms and size whenever it is required.

Warrants

On October 10, 2023, the Company entered into an underwriting agreement with Network 1 Financial Securities, Inc., as underwriter named thereof, in connection with its initial public offering (“IPO”) of 1,650,000 shares of common stock, par value $0.0001 per share (the “Shares”) at a price of $4.00 per share. The Company issued Representative’s Warrants to purchase up to 115,500 shares of common stock at $4.40 per share, dated October 13, 2023, to Network 1 Financial Securities, Inc. The warrants shall be exercisable at any time, and from time to time, in whole or in part, 180 days after October 13, 2023 (i.e. the date of issuance) and expiring on October 10, 2028.

The warrants are classified as equity instruments, the contracts are initially measured at fair value and no subsequent measurement is need for equity instruments. The Company uses Black-Scholes Model to calculate the fair value of the warrant. As of October 13, 2023 (the “Grant Date”) the warrant was valued at $38,580 with the following assumptions.

As of October 13,
2023
Risk-free interest rate	4.65%
Expected volatility	49%
Expected life (in years)	5 years
Expected dividend yield	0.00%
Fair value of warrants	$38,580

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of December 31,
	2023	2022
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	12,434	20,384
Accumulated other comprehensive income (expense)	(752)	32
	11,779	20,513
ASL	-	-
Total	$11,779	$20,513

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended December 31,
	2023	2022
Tax jurisdictions from:
Local – United States	$(735,503)	$(736,946)
Foreign – Malaysia	(1,315,491)	(864,794)
Foreign – Hong Kong	(55,366)	(68,394)

Loss before income tax	$(2,106,360)	$(1,670,134)

The (provision for) benefit of income taxes consisted of the following:

	For the years ended December 31,
	2023	2022
Current:
- Local	$-	$-
- Foreign	(3,795)	(10,962)

Deferred:
- Local	-	-
- Foreign	220	15,017

Benefit of (Provision for) income taxes	$(3,575)	$4,055

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Malaysia (including Labuan) and Hong Kong that are subject to taxes in the jurisdictions in which they operate, are as follows:

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America with a corporate tax rate of 21% on its taxable income. Agape ATP Corporation also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 21%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

For the years ended December 31, 2023 and 2022, the Company’s foreign subsidiaries did not generate any income that were subject to Subpart F tax and GILTI tax.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

As of December 31, 2023 and 2022, the operations in the United States of America incurred approximately $2,093,000 and $1,357,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance related to U.S. net operating losses as of December 31, 2023 and 2022 were approximately $440,000 and $285,000, respectively.

As of December 31, 2023, the tax year from 2020 to 2023 remain open for examination in the United States of America.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd and Wellness ATP International Holdings Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for the year ended December 31, 2023. Whereas the tax rate for the year ended December 31, 2022 is 17% for the first RM 600,000 (or approximately $150,000) and the remaining balance being taxed at the 24% rate.

As of December 31, 2023 and 2022, the operations in the Malaysia incurred approximately $2,796,000 and $1,640,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $758,000, $842,000 and $1,196,000 of the net operating loss carry forwards will expire in 2031, 2032 and 2033, respectively, if unutilized. The deferred tax valuation allowance related to Malaysia deferred tax assets as of December 31, 2023 and 2022 were approximately $670,000 and $408,000, respectively.

As of December 31, 2023, the tax year from 2018 to 2023 remain open for examination in Malaysia. In cases of fraud, wilful default or negligence, there is no limitation to the examination period.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

The following table reconciles the Malaysia statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended December 31,
	2023		2022
Malaysia statutory tax rate*	24.00%		24.0%
Valuation allowance	(20.23)%		(25.9)%
Differential of local statutory tax rate	(1.55)%		1.0%
Permanent difference	(2.39	)%(1)	1.2	%(1)
Effective tax rate	(0.17)%		0.3%

*	As the Company business operation mainly concentrated in Malaysia, the Company determined to apply Malaysia statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

(1)	The amount comprised:

Expenses incurred in AATP LB, ASL, SEA and WATP that are not deductible in the Malaysia tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards in U.S.	$439,492	$284,959
Net operating loss carry forwards in Malaysia	664,105	408,226
Unabsorbed capital allowance carry forward in Malaysia	5,577	-
Less: valuation allowance	(1,108,955)	(693,185)
Deferred tax assets, net	$219	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended December 31, 2023 and 2022.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2023 and 2022, no customer accounted for 10.0% or more of the Company’s total revenues.

As of December 31, 2023, six individual customers and one company accounted for approximately 40.2% of the Company’s balance of accounts receivable and five individual customers accounted for approximately 72.0% as of December 31, 2022.

(b) Major vendors

For the year ended December 31, 2023, two vendors accounted for approximately 54.8% and 26.0% of the Company’s total purchases. For the year ended December 31, 2022, three vendors accounted for approximately 53.3%, 22.1% and 21.3% of the Company’s total purchases.

Via a dividend distribution, the Company acquired 23,330 shares of common stock of DSwiss, Inc., represents approximately 0.01% ownership, that the Company accounted for as investment in marketable securities (See Note 11). DSwiss, Inc.’s wholly owned subsidiary is the vendor that accounted for the Company’s total purchases of approximately 6.6% and 22.1% for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, two vendors accounted for approximately 61.8% and 35.4% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 35.4% of the Company’s total balance of accounts payable. As of December 31, 2022, three vendors accounted for approximately 46.6%, 25.8% and 23.9% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 46.6% of the Company’s total balance of accounts payable.

(c) Commission Expenses to Sales Distributors and Stockists

For the year ended December 2023, one sales distributor accounted for approximately 15.1% of the Company’s total commission expense. For the year ended December 31, 2022, one sales distributor accounted for approximately 10.3% of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2023 and 2022, $4,817,213 and $1,427,963 were deposited with financial institutions, respectively, $4,630,476 and $231,187 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

On October 1, 2023, upon the expiry of the two-years lease for an apartment to serve as staff accommodation, the Company entered into a new two-years lease with the same landlord who had earlier leased the same apartment to the Company since October 1, 2021. The Company recognized lease liabilities of approximately $8,940 with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

On December 18, 2023, the Company leased non-commercial vehicle as lessee under finance leases with 5 years lease terms. The Company recognized finance lease liabilities of approximately $78,824, using an effective interest rate of 8.63%, which was determined using the incremental borrowing rate.

Components of leases	As of December 31, 2023	As of December 31, 2022

Operating lease cost	157,370	161,396

Amortization of finance lease asset	$13,094	-
Interest on finance lease liabilities	275	-

Weighted average remaining lease term (years)
Operating lease	2.48	0.54
Finance lease	5.00	-

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	8.6%	-

The five-year maturity of the Company’s operating and finance lease liabilities is as follow:

Twelve Months Ending December 31,	Operating lease liabilities	Finance lease liabilities

2024	$154,403	$12,910
2025	154,394	14,512
2026	74,525	14,512
2027	-	14,512
Thereafter	-	47,432
Total lease payments	383,322	103,879
Less: interest	(25,244)	(24,241)
Present value of lease liabilities	$358,078	$79,638

The Company also leased one office and operation center, and two shophouses with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of December 31, 2023, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $40,675.

Short term lease cost for the years ended December 31, 2023 and 2022 were $39,825 and $29,152 respectively.

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

On April 27, 2022, the Malaysian government announced the country had entered into the endemic phase with further easing of restrictions. In May 2023, the WHO declared an end to COVID-19 as a public health emergency of international concern. However, COVID-19 still affects various parts of the world. On December 18, 2023, there were 20,696 Covid-19 cases between December 10, 2023 to December 16, 2023. It shows an increase of about 8,000 cases as compared to previous week, majority of the cases reported are with mild symptoms. Since then there is no further update from the Health Ministry.

Our business operations in year 2024 have experienced a minimal impact from the COVID-19 pandemic.

20. SUBSEQUENT EVENTS

On January 3, 2024, the Company formed a joint-venture entity, OIE ATPC Holdings (M) Sdn. Bhd with Oriental Industries Enterprise (M) Sdn Bhd (“OIE”), which the Company and OIE each own 50% of the equity interest.

The Company is positioning itself for sustainable growth by diversifying its operations into the domain of renewable energy. This initiative is founded upon our commitment to environmental responsibility, long-term value creation, and proactive adaptation to global energy trends.

On January 8, 2024, OIE ATPC Holdings (M) Sdn Bhd formed a wholly own entity, OIE ATPC Exim (M) Sdn Bhd. However, the Company had decided not to proceed with the continued development of OIE ATPC Exim (M) Sdn Bhd.

On March 14, 2024, the Company acquired 50% of OIE ATPC Holdings (M) Sdn Bhd equity interest from OIE, subsequently the entity becomes a wholly owned subsidiary of the Company.

