Form 10-Q
period 2024-03-31
Agape ATP Corp
filed 2024-05-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-41835

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, $0.0001 par value	76,966,712

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $118 and $122 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2024 and December 31, 2023, respectively.)	$3,580,526	$4,832,460
Accounts receivable, net	37,660	55,458
Other receivable	424	435
Amount due from related parties	5,094	11,093
Inventories	56,881	47,907
Prepaid taxes (Included $1,624 and $1,670 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2024 and December 31, 2023, respectively.)	24,195	21,993
Prepayments and deposits (Included $39 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2024 and December 31, 2023, respectively.)	568,043	215,806
Total Current Assets	4,272,823	5,185,152

NON-CURRENT ASSETS
Property and equipment, net	63,080	77,858
Intangible assets, net	15,799	17,458
Finance lease assets	79,698	86,335
Operating right-of-use assets	314,390	357,301
Investment in marketable securities	21,306	20,171
Deferred tax assets	-	219
Total Non-Current Assets	494,273	559,342

TOTAL ASSETS	$4,767,096	$5,744,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$43,972	$55,585
Accounts payable – related parties	14,131	34,848
Customer deposits	98,263	101,575
Operating lease liabilities, current	137,134	138,548
Other payables and accrued liabilities ($1,128 and $899 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2024 and December 31, 2023, respectively.)	535,254	726,061
Other payable – related parties ($42 and $0 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2024 and December 31, 2023, respectively.)	837	7,846
Finance lease liabilities, current	8,055	7,075
Income tax payable	6,647	-
Total Current Liabilities	844,293	1,071,538

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	$178,391	$219,530
Finance lease liabilities, non-current	68,496	72,563
Total Non-current Liabilities	246,887	292,093

TOTAL LIABILITIES	$1,091,180	$1,363,631

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 76,966,712 and 77,102,012 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	7,697	7,711
Additional paid in capital	11,378,743	11,378,743
Treasury Stock, par value $0.0001; 0 and 135,300 shares as of March 31, 2024 and December 31, 2023, respectively.	-	(14)
Accumulated deficit	(7,757,278)	(7,047,571)
Accumulated other comprehensive income	28,664	30,215
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	3,657,826	4,369,084

NON-CONTROLLING INTERESTS	18,090	11,779

TOTAL EQUITY	3,675,916	4,380,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,767,096	$5,744,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2024	2023

REVENUE	$318,643	$380,767

COST OF REVENUE	(115,223)	(128,359)

GROSS PROFIT	203,420	252,408

SELLING	(50,348)	(76,098)
COMMISSION	(9,344)	(33,942)
GENERAL AND ADMINISTRATIVE	(867,266)	(596,253)
TOTAL OPERATING EXPENSES	(926,958)	(706,293)

LOSS FROM OPERATIONS	(723,538)	(453,885)

OTHER INCOME (EXPENSES)
Other income, net	4,142	8,366
Interest income	22,809	3,183
Unrealized holding gain on marketable securities	1,173	4,920
Exchange loss, net	(842)	(876)
TOTAL OTHER INCOME (EXPENSES), NET	27,282	15,593

LOSS BEFORE INCOME TAXES	(696,256)	(438,292)

INCOME TAX EXPENSE (CREDIT)	(6,838)	4,217

NET LOSS	(703,094)	(434,075)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	6,613	(8,235)

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(709,707)	$(425,840)

NET LOSS	$(703,094)	$(434,075)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,551)	2,077

TOTAL COMPREHENSIVE LOSS	(704,645)	(431,998)

Less: Comprehensive (loss) income attributable to non-controlling interests	6,311	(8,219)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(710,956)	$(423,779)

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	76,966,712	75,452,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2022	75,452,012	$7,545	-	$-	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454
Net loss	-	-	-	-	-	(425,840)	-	(8,235)	(434,075)
Foreign currency translation adjustment	-	-	-	-	-	-	2,077	17	2,094
Balance as of March 31, 2023	75,452,012	$7,545	-	-	$6,470,716	$(5,371,426)	$11,343	$12,295	$1,130,473

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	77,102,012	$7,711	(135,300)	$(14)	$11,378,743	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(135,300)	(14)	135,300	14	-	-	-	-	-
Net loss	-	-	-	-	-	(709,707)	-	6,613	(703,094)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,551)	(302)	(1,853)
Balance as of March 31, 2024	76,966,712	$7,697	-	$-	$11,378,743	$(7,757,278)	$28,664	$18,090	$3,675,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(703,094)	$(434,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12,603	19,841
Amortization of intangible assets	1,176	1,581
Amortization of finance lease assets	4,256	-
Amortization of operating right-of-use assets	33,007	39,672
Unrealized holding gain on marketable securities	(1,173)	(4,920)
Deferred tax (benefit) provision	212	(4,217)
Changes in operating assets and liabilities:
Accounts receivables	16,227	(1,211)
Amount due from related parties	5,677	9,595
Inventories	(10,246)	1,007
Prepaid taxes	(2,797)	254,128
Prepayments and deposits	(354,839)	23,584
Accounts payable	(10,057)	16,484
Accounts payable – related parties	(19,700)	(5,054)
Customer deposits	(526)	(18,176)
Operating lease liabilities	(32,630)	(40,399)
Other payables and accrued liabilities	(181,410)	(125,763)
Other payable – related parties	(6,772)	(4,632)
Income tax payable	6,626	-
Net cash used in operating activities	(1,243,460)	(272,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(38,768)
Net cash used in investing activities	-	(38,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease liabilities	(899)	-
Deferred offering costs	-	(6,961)
Net cash used in financing activities	(899)	(6,961)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(7,575)	(213)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,251,934)	(318,497)

CASH AND CASH EQUIVALENTS, beginning of period	4,832,460	1,438,430

CASH AND CASH EQUIVALENTS, end of period	$3,580,526	$1,119,933

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$2,797	$10,661
Refund of prepaid taxes	-	244,689

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

On November 11, 2021, Agape ATP Corporation (Labuan) formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

The Company is positioning itself for sustainable growth by diversifying its operations into the domain of renewable energy. This initiative is founded upon our commitment to environmental responsibility, long-term value creation, and proactive adaptation to global energy trends. On January 3, 2024, the Company formed an equity method investment entity, OIE ATPC Holdings (M) Sdn. Bhd. with Oriental Industries Enterprise (M) Sdn Bhd (“OIE”), which the Company and OIE each own 50% of the equity interest. On March 14, 2024, the Company acquired 50% of OIE ATPC Holdings (M) Sdn Bhd equity interest from OIE, subsequently the entity becomes a wholly owned subsidiary of the Company.

On January 8, 2024, OIE ATPC Holdings (M) Sdn Bhd formed a wholly own entity, OIE ATPC Exim (M) Sdn Bhd. However, the Company had decided not to proceed with the continued development of OIE ATPC Exim (M) Sdn Bhd. There is no impact to the Group’s operation.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND (Continued)

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Wellness ATP International Holdings Sdn, Bhd	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

7.	OIE ATPC Holdings (M) Sdn Bhd	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

8.	OIE ATPC Exim (M) Sdn Bhd	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

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

To further its reach in the Health and Wellness Industry, on November 11, 2021, Agape ATP Corporation (Labuan) formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

The interim unaudited financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2024, its unaudited results of operations for the three months ended March 31, 2024 and 2023, and its unaudited cash flows for the three months ended March 31, 2024 and 2023, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three months ended March 31, 2024, SEA, the only VIE of the Company has no significant operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit losses, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2024 and December 31, 2023, $527 and $542 allowance of credit losses were recorded.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the three months ended March 31, 2024 and 2023.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There were no allowance for credit losses written-off during the three months ended March 31, 2024 and 2023. There was no allowance for credit losses recorded as of March 31, 2024 and December 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

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

For the three months ended March 31, 2024 and 2023, the Company recognized $2,217 and $22,959, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $11,879 which it is expected to fulfill within 12 months from March 31, 2024.

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

The Company also separately derives its revenues from sales contracts with its customers with revenues being recognized when the health camp program was completed in the final day of the health camp. For the three months ended March 31, 2024 and 2023, revenues from health and wellness services were $50,934 and $65,351 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended March 31,
	2024	2023

Survivor Select	$-	$28,210
Ionized Cal-Mag	374	47,581
Omega Blend	-	22,471
BetaMaxx	-	21,206
Iron	-	11,688
Trim+	-	5,885
LIVO 5	30,798	-
Soy Protein Isolate Powder	3,246	-
Mix Soy Protein Isolate Powder with Black Sesame	2,661	-
Others – Products for the provision of complementary health therapies	230,630	176,557
Others	-	1,818
Total revenues – products	267,709	315,416
Health and Wellness services	50,934	65,351
Total revenues – products and services	$318,643	$380,767

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. Cost of revenue amounted to $115,223 and $128,359 for the three months ended March 31, 2024 and 2023, respectively.

Shipping and handling

Shipping and handling charges amounted to $967 and $1,525 for the three months ended March 31, 2024 and 2023, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were $14,715 and $0 advertising cost incurred for the three months ended March 31, 2024 and 2023. Advertising costs are expensed as incurred and included in general and administrative expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $9,344 and $33,942 for the three months ended March 31, 2024 and 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $30,087 and $43,713 for the three months ended March 31, 2024 and 2023, respectively.

The related contribution plans include:

-	Social Security Organization (“PERKESO”) – 1.75% based on employee’s monthly salary capped of RM 5,000;
-	Employees Provident Fund (“EPF”) –based on employee’s monthly salary, 13% for employee earning RM5,000 and below; and 12% for employee earning RM5,001 and above.
-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 5,000;
-	Human Resource Development Fund (“HRDF”) – 1% based on employee’s monthly salary

Income taxes

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three months ended March 31, 2024 and 2023.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2024 and 2023, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2024	December 31, 2023

Period-end MYR : US$1 exchange rate	4.72	4.59
Period-end HKD : US$1 exchange rate	7.82	7.81

	For the three months ended March 31,
	2024	2023

Period-average MYR : US$1 exchange rate	4.74	4.38
Period-average HKD : US$1 exchange rate	7.82	7.84

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2024, the FASB issued ASU 2024-01 “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. The ASU clarify how an entity determines whether a profits interest or similar award is within the scope of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, by adding illustrative guidance. The guidance in ASU 2024-01 is effective for annual reporting periods beginning after December 15, 2024, and can be applied either retrospectively to all prior periods presented in the consolidated financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Early adoption is permitted. The adoption of ASU 2024-01 is not expected to have any impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements”. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024 and are not expected to have a significant impact on our financial statements.

Recently adopted Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the unaudited condensed consolidated financial statements for the three months ended and as at March 31, 2024.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

3. ACQUISITION OF OIE ATPC HOLDINGS (M) SDN. BHD.

On January 3, 2024, the Company together with Oriental Industries Enterprise (M) Sdn. Bhd. (“OIE”) form an equity method investment entity, OIE ATPC Holdings (M) Sdn. Bhd. (“OIE ATPC”) in which the Company and OIE each owns 50% equity interest at the cost of $108. On March 14, 2024, the Company acquired the remainder 50% of equity at cost of $107 from OIE.

On January 8, 2024, OIE ATPC form a wholly own entity, OIE ATPC Exim (M) Sdn. Bhd. (“ATPC Exim”).

As both OIE ATPC and ATPC Exim are newly formed, the Company considered the cost of investment is the fair value of the assets acquired.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	March 31, 2024	December 31, 2023

Current assets	$1,781	$1,799
Current liabilities	(1,170)	(899)
Net asset	$611	$900

	As of
	March 31, 2024	December 31, 2023

Current assets:
Cash	$118	$122
Prepayment and deposits	39	7
Prepaid taxes	1,624	1,670
Total current assets	$1,781	$1,799

Current liabilities:
Other payables – related parties	$42	$-
Other payables and accrued liabilities	1,128	899
Total current liabilities	$1,170	$899

Net asset	$611	$900

The summarized operating results of the VIE’s are as follows:

	For the three months ended March 31,
	2024	2023
Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(264)	$(278)
Net loss	$(264)	$(278)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. CASH AND CASH EQUIVALENTS

As of March 31, 2024 and December 31, 2023 the Company has $3,580,526 and $4,832,460, respectively, of cash and cash equivalents, which consists of $244,045 and $510,019, respectively, of cash and cash in banks and $3,336,481 and $4,322,441, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 2.52% to 2.54% per annum for the three months ended March 31, 2024. The effective interest rate for the time deposits was ranged between 1.37% to 1.88% per annum for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, $3,371,627 and $4,630,476 of these balances were not covered by deposit insurance, respectively.

6. ACCOUNTS RECEIVABLE

	As of
	March 31, 2024	December 31, 2023

Accounts receivable	$38,187	$56,000
Allowance for credit losses	(527)	(542)
Total accounts receivable	$37,660	$55,458

Movements of allowance for credit losses are as follows:

	As of
	March 31, 2024	December 31, 2023

Beginning balance	$542	$-
Addition	-	546
Exchange rate effect	(15)	(4)
Ending balance	$527	$542

7. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2024	December 31, 2023

Finished goods	$56,881	$47,907

There were no inventory write-downs nor inventory write-off for the three months ended March 31, 2024 and 2023.

8. PREPAYMENTS AND DEPOSITS

	As of
	March 31, 2024	December 31, 2023

Prepaid expenses	$476,811	$123,809
Deposits to suppliers	91,232	91,997
Total	$568,043	$215,806

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	March 31, 2024	December 31, 2023

Computer and office equipment	$89,425	$91,947
Furniture & fixtures	108,116	111,164
Motor vehicle	87,269	89,729
Leasehold improvements	179,104	184,155
Subtotal	463,914	476,995
Less: accumulated depreciation	(400,834)	(399,137)
Total	$63,080	$77,858

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $12,603 and $19,841, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	March 31, 2024	December 31, 2023

Computer software	$51,639	$53,095
Less: accumulated amortization	(35,840)	(35,637)
Total	$15,799	$17,458

Amortization expense for the three months ended March 31, 2024 and 2023 amounted to $1,176 and $1,581, respectively. During the period, there is no indication of impairment as the computer software is being use consistently, indicating that it remains relevant and functional for its intended purposes.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

(viii)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to April 12, 2024 there were only 7 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost. The carrying value of the Company’s investment in Phoenix Plus Corp. was $1,500 as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Fair value of investment in marketable securities at the beginning of period / year	$20,171	$16,687
Unrealized holding gain	1,173	3,493
Exchange rate effect	(38)	(9)
Fair value of investment in marketable securities at the end of period / year	$21,306	$20,171

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CUSTOMER DEPOSITS

	As of
	March 31, 2024	December 31, 2023

Customer deposits – Non Refundable	$97,993	$100,540
Unexpired product coupons	270	1,035
Total	$98,263	$101,575

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	March 31, 2024	December 31, 2023

Professional fees	$189,798	$348,664
Promotion expenses	46,678	47,995
Payroll	23,389	26,104
Amounts held in eWallets	166,446	185,137
Tax penalty	75,000	75,000
Others	33,943	43,161
Total	$535,254	$726,061

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2024	December 31, 2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$5,094	$2,922
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	-	8,171

Total			$5,094	$11,093

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2024	December 31, 2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$14,067	$30,439
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	63	54
Mr. Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355

Total			$14,131	$34,848

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2024	December 31, 2023

DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Other expenses paid on behalf	$1	$-
CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	369	570
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	278	535
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd	Payment on behalf by Mr. Yap	-	6,534
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	188	207
Total			$837	$7,846

Related party transactions

Purchases

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$81,235	$20,317
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	15,791	17,569
Total			$97,026	$37,886

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$938	$963
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	2,191	2,307

Total			$3,129	$3,270

Commission

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$732	$1,956

Total			$732	$1,956

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other income

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2024	2023

Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy	Office rental income	$-	$2,056
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Office rental income	190	-
Ando Design sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando	Office rental income	633	685

Total			$823	$2,741

Other expenses

Name of Related			For the three months ended March 31,
Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$14,081	$14,391
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	5	-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	7,600	8,224

Total			$21,686	$22,615

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2024 and December 31, 2023, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of March 31, 2024 and December 31, 2023, there were 1,000,000,000 common stocks authorized; 76,966,712 and 77,102,012 shares issued and outstanding, respectively.

Treasury Stock

On January 26, 2024, the Company redeemed 135,300 treasury stock at par value $0.0001. As of March 31, 2024 and December 31, 2023, there were 0 and 135,300 treasury stock respectively.

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

As of March 31, 2024, there were 115,500 warrants outstanding.

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	March 31, 2024	December 31, 2023
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	19,046	12,434
Accumulated other comprehensive expense	(1,053)	(752)
	18,090	11,779
ASL	-	-
Total	$18,090	$11,779

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended March 31,
	2024	2023
Tax jurisdictions from:
Local – United States	$(527,625)	$(167,785)
Foreign – Malaysia	(176,524)	(274,286)
Foreign – Hong Kong	7,893	3,779
Loss before income tax	$(696,256)	$(438,292)

Income tax expense (credit) consisted of the following:

	For the three months ended March 31,
	2024	2023
Current:
- Local	$-	$-
- Foreign	(6,838)	-

Deferred:
- Local	-	-
- Foreign	-	4,217

Income tax expense (credit)	$(6,838)	$4,217

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

For the three months ended March 31, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of March 31, 2024 and December 31, 2023, the operations in the United States of America incurred approximately $2,620,000 and $2,093,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2024 and December 31, 2023 were approximately $550,000 and $440,000, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (Continued)

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Wellness ATP International Holdings Sdn Bhd., DSY Wellness International Sdn. Bhd. OIE ATPC Holdings (M) Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, the operations in Malaysia incurred approximately $2,858,000 and $2,796,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $730,000, $811,000, $1,145,000 and $165,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033 and 2034, respectively, if unutilized. The deferred tax valuation allowance as of March 31, 2024 and December 31, 2023 were approximately $692,000 and $670,000, respectively.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	March 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards in U.S.	$550,293	$439,492
Net operating loss carry forwards in Malaysia	685,304	664,105
Unabsorbed capital allowance carry forward in Malaysia	34,034	5,577

Less: valuation allowance	(1,269,631)	(1,108,955)
Deferred tax assets, net	$-	$219

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three months ended March 31, 2024 and 2023.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2024, and 2023, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2024, seven individual customers accounted for approximately 25.0% of the Company’s balance of accounts receivable. As of December 31, 2023, six individual customers and one company accounted for approximately 40.2% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended March 31, 2024, three vendors accounted for approximately 64.2%, 18.2% and 12.6% of the Company’s total purchases. For the three months ended March 31, 2023, three vendors accounted for approximately 21.1%, 17.3% and 14.7% of the Company’s total purchases, respectively.

As of March 31, 2024, two vendors accounted for approximately 73.0% and 24.2% of the Company’s total balance of accounts payable, respectively. As of December 31, 2023, two vendors accounted for approximately 61.8% and 35.4% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 24.2% and 35.4% of the Company’s total balance of accounts payable as of March 31, 2024 and December 31, 2023, respectively.

(c) Commission Expenses to Sales Distributors and Stockists

One sales distributor accounted for 19.7% of the Company’s commission expense for the three months ended March 31, 2024. One sales distributor accounted for 14.2% of the Company’s commission expense for the three months ended March 31, 2023.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2024, and December 31, 2023, $3,564,550 and $4,817,213 were deposited with financial institutions, respectively, $3,371,627 and $4,630,476 of these balances were not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

On October 1, 2023, upon the expiry of the two-years lease for an apartment to serve as staff accommodation, the Company entered into a new two-years lease with the same landlord who had earlier leased the same apartment to the Company since October 1, 2023. The Company recognized lease liabilities of approximately $8,940 with a corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the lease, using an effective interest rate of 5.5%, which was determined using the Company’s estimated incremental borrowing rate.

On December 18, 2023, the Company leased non-commercial vehicle as lessee under finance leases with 5 years lease terms. The Company recognized finance lease liabilities of approximately $78,824, using an effective interest rate of 8.63%, which was determined using the incremental borrowing rate.

Components of leases	As of March 31, 2024	As of December 31, 2023

Operating lease cost	37,519	157,370

Amortization of finance lease asset	$4,256	13,094
Interest on finance lease liabilities	1,065	275

Weighted average remaining lease term (years)
Operating lease	2.23	2.48
Finance lease	4.83	5.00

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	8.6%	8.6%

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending March 31,	Operating lease liabilities	Finance lease liabilities

2025	$150,736	$14,114
2026	149,016	14,114
2027	35,798	14,114
2028	-	14,114
Thereafter	-	42,603
Total lease payments	335,550	99,059
Less: interest	(20,025)	(22,508)
Present value of lease liabilities	$315,525	$76,551

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of March 31, 2024, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $28,674.

Short term lease cost for the three months ended March 31, 2024 and 2023 was $10,851 and $10,075, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 31, 2024, for the year ended December 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

On November 11, 2021, Agape ATP Corporation (Labuan) formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

To further its reach in the Health and Wellness Industry, on November 11, 2021, Agape ATP Corporation (Labuan) formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which Agape ATP Corporation (Labuan) owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

The Company is positioning itself for sustainable growth by diversifying its operations into the domain of renewable energy. This initiative is founded upon our commitment to environmental responsibility, long-term value creation, and proactive adaptation to global energy trends. On January 3, 2024, the Company formed an equity method investment entity, OIE ATPC Holdings (M) Sdn. Bhd. with Oriental Industries Enterprise (M) Sdn Bhd (“OIE”), which the Company and OIE each own 50% of the equity interest. On March 14, 2024, the Company acquired 50% of OIE ATPC Holdings (M) Sdn Bhd equity interest from OIE, subsequently the entity becomes a wholly owned subsidiary of the Company.

On January 8, 2024, OIE ATPC Holdings (M) Sdn Bhd formed a wholly own entity, OIE ATPC Exim (M) Sdn Bhd. However, the Company had decided not to proceed with the continued development of OIE ATPC Exim (M) Sdn Bhd.

Results of Operation

For the three months ended March 31, 2024 and 2023

Revenue

We generated revenue of $318,643, which comprised revenue from the Company’s network marketing business of $37,079 (approximately 11.6% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $281,564 (approximately 88.4% of revenue) for the three months ended March 31, 2024 as compared to $380,767, which comprised revenue from the Company’s network marketing business of $138,859 (approximately 36.5% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $241,908 (approximately 63.5% of revenue) for the three months ended March 31, 2023. Revenue from the Company’s network marketing business decreased significantly by $101,780 or approximately 73.3%. Revenue from the Company’s operations in the provision of complementary health therapies increased by $39,656 or approximately 16.4%. However, total revenue decreased by $62,124 or approximately 16.3%. The decrease was predominately due to the anticipated poor performance from the Company’s network marketing business owing to limited product range available as compared to the previous years, which limited the potential development of this revenue stream. The Company is in the process of introducing a whole new range of products for its networking marketing business.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 amounted to $115,223 as compared to $128,359 for the three months ended March 31, 2023, represented a decrease of $13,136 or approximately 10.2%. The decrease was due to the decrease in revenue in the Company’s network marketing business; and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended March 31, 2024 amounted to $203,420, represented a gross margin of 63.8% as compared to $252,408 for the three months ended March 31, 2023, equivalent to a gross margin of 66.3%. The decrease in gross margin was predominantly due to lower gross margin sustained by the Company’s network marketing business and the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended March 31, 2024 amounted to $50,348 as compared to $76,098 for the three months ended March 31, 2023, represented a decrease of $25,750 or approximately 33.8%, mainly due to the decrease in staff salaries. The Company’s selling expenses typically comprise of salaries and benefits expenses which represented approximately 80% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $9,344 and $33,942 for the three months ended March 31, 2024 and 2023, respectively. The decrease in commission expenses was in line with the decrease in revenue.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended March 31, 2024 amounted to $867,266, as compared to $596,253 for the three months ended March 31, 2023, represented an increase of $271,013 or approximately 45.5%. The increase in G&A expenses was mainly due to the salary incurred for one executive director and three independent directors, professional fees and the Nasdaq annual listing fees. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Income, Net

For the three months ended March 31, 2024, we recorded an amount of $27,282 as net other income, as compared to $15,593 for the three months ended March 31, 2023, represented a significant increase of $11,689 or approximately 75.0%.

The net other income of $27,282 recorded during the three months ended March 31, 2024 comprised of foreign currency exchange loss of $842, unrealized holding gain on marketable securities of $1,173, other income of $4,142 and interest income of $22,809.

The net other income of $15,593 recorded during the three months ended March 31, 2023 comprised of foreign currency exchange loss of $876, unrealized holding gain on marketable securities of $4,920, other income of $8,366 and interest income of $3,183.

Income Tax Expense (Credit)

The Company recorded provision for income taxes of $6,838 and benefit of income taxes of $4,217 for the three months ended March 31, 2024 and 2023, respectively. Both the benefit of income taxes as well as the provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $269,019 from net loss of $434,075 for the three months ended March 31, 2023 to net loss of $703,094 for the three months ended March 31, 2024, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of March 31, 2024, we had working capital of $3,428,530 consisting of cash and cash in bank of $244,045 and time deposits of $3,336,481 as compared to working capital of $4,113,614 consisted of cash and cash in bank of $510,019 and time deposits of $4,322,441 as of December 31, 2023. The Company had a net loss of $703,094 for the three months ended March 31, 2024 and accumulated deficits of $7,757,278 as of March 31, 2024 as compared to net loss of $2,109,935 for the year ended December 31, 2023 and accumulated deficits of $7,047,571 as of December 31, 2023.

The following summarizes the key components of our cash flows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023

Net cash used in operating activities	$(1,243,460)	$(272,555)
Net cash used in investing activities	-	(38,768)
Net cash used in financing activities	(899)	(6,961)
Effect of exchange rate on cash and cash equivalents	(7,575)	(213)
Net change in cash and cash equivalents	$(1,251,934)	$(318,497)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $1,243,460, and were mainly comprised of the net loss of $703,094, the non-cash unrealized holding gain on marketable securities of $1,173, the increase in inventories of $10,246, increase in prepaid taxes of $2,797, the increase in prepayments and deposits of $354,839, decrease in accounts payables (including related parties) of $29,757, the decrease in customer deposits of $526, the payment of operating lease liabilities of $32,630, the decrease in other payables (including related parties) and accrued liabilities of $188,182. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $13,779, amortization of operating right-of-use assets of $33,007, amortization of finance assets of $4,256, deferred tax benefit of $212, the decrease in accounts receivables of $16,227, the decrease in other receivables of $5,677 (including related parties), and the increase of income tax payable of $6,626.

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

Investing activities

There were no investing activities for the three months ended March 31, 2024.

Net cash used in investing activities for the three months ended March 31, 2023 was $38,768, which was due to purchase of equipment.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2024 was $899, which was the reduction of finance lease liability.

Net cash used in financing activities for the three months ended March 31, 2023 was $6,961, which was due to the payment of deferred offering cost.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the carrying amounts of operating right-of-use assets and property, plant and equipment amounted to $314,390 and $63,080 (March 31, 2023: $41,593 and 160,480). No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of March 31, 2024 and 2023.

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

Accounting Standards Adopted in 2024

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the unaudited condensed consolidated financial statements for the three months ended and as at March 31, 2024.

The adoption of these ASUs did not have a material impact on the unaudited condensed consolidated financial statements for the three months end and as at March 31, 2024.

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

In March 2024, the FASB issued ASU 2024-01 “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. The ASU clarify how an entity determines whether a profits interest or similar award is within the scope of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, by adding illustrative guidance. The guidance in ASU 2024-01 is effective for annual reporting periods beginning after December 15, 2024, and can be applied either retrospectively to all prior periods presented in the consolidated financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Early adoption is permitted. The adoption of ASU 2024-01 is not expected to have any impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements”. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024 and are not expected to have a significant impact on our financial statements.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of March 31, 2024, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2024:

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

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2024
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 14, 2024
	By:	/s/ LEE Kam-fan, Andrew
	Title:	Chief Financial Officer

