Form 10-Q
period 2024-06-30
Agape ATP Corp
filed 2024-08-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2024
Common Stock, $0.0001 par value	76,975,183

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,700 and $122 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2024 and December 31, 2023, respectively.)	$3,160,984	$4,832,460
Accounts receivable, net	41,659	55,458
Other receivable	1,895	435
Amount due from related parties	4,057	11,093
Inventories	53,443	47,907
Prepaid taxes (Included $0 and $1,670 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2024 and December 31, 2023, respectively.)	25,415	21,993
Prepayments and deposits, net (Included $28 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2024 and December 31, 2023, respectively.)	540,821	215,806
Total Current Assets	3,828,274	5,185,152

NON-CURRENT ASSETS
Property and equipment, net	53,990	77,858
Intangible assets, net	14,640	17,458
Finance lease assets	75,543	86,335
Operating right-of-use assets	281,256	357,301
Investment in marketable securities	14,698	20,171
Deferred tax assets	-	219
Total Non-Current Assets	440,127	559,342

TOTAL ASSETS	$4,268,401	$5,744,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	27,244	55,585
Accounts payable – related parties	25,217	34,848
Customer deposits	86,204	101,575
Operating lease liabilities, current	139,633	138,548
Other payables and accrued liabilities ($1,384 and $899 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2024 and December 31, 2023, respectively.)	507,055	726,061
Other payable – related parties ($159 and $0 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2024 and December 31, 2023, respectively.)	482	7,846
Finance lease liabilities, current	8,236	7,075
Income tax payable	16,292	-
Total Current Liabilities	810,363	1,071,538

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	143,012	219,530
Finance lease liabilities, non-current	66,475	72,563
Total Non-Current Liabilities	209,487	292,093

TOTAL LIABILITIES	$1,019,850	$1,363,631

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; Nil issued and outstanding	-	-
Common Stock, par value $0.0001; 1,000,000,000 shares authorized, 76,975,183 and 77,102,012 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	7,698	7,711
Additional paid in capital	11,385,409	11,378,743
Treasury Stock, par value $0.0001; 0 and 135,300 shares as of June 30, 2024 and December 31, 2023, respectively.	-	(14)
Accumulated deficit	(8,199,977)	(7,047,571)
Accumulated other comprehensive income	26,887	30,215
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	3,220,017	4,369,084

NON-CONTROLLING INTERESTS	28,534	11,779

TOTAL EQUITY	3,248,551	4,380,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,268,401	$5,744,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUE	$313,039	$303,935	$631,682	$684,703

COST OF REVENUE	(119,478)	(107,931)	(234,701)	(236,289)

GROSS PROFIT	193,561	196,004	396,981	448,414

SELLING	(38,008)	(64,126)	(88,356)	(140,224)
COMMISSION	(7,335)	(21,942)	(16,679)	(55,884)
GENERAL AND ADMINISTRATIVE	(601,803)	(469,469)	(1,469,070)	(1,065,723)
TOTAL OPERATING EXPENSES	(647,146)	(555,537)	(1,574,105)	(1,261,831)

LOSS FROM OPERATIONS	(453,585)	(359,533)	(1,177,124)	(813,417)

OTHER INCOME (EXPENSES)
Other income, net	18,355	4,134	22,497	12,500
Interest income	19,332	1,634	42,141	4,817
Unrealized holding (loss) gain on marketable securities	(6,639)	3,790	(5,466)	8,710
Gain on disposal of property and equipment	-	1,787	-	1,787
Exchange gain (loss), net	62	(33,700)	(780)	(34,576)
TOTAL OTHER INCOME (EXPENSES), NET	31,110	(22,355)	58,392	(6,762)

LOSS BEFORE INCOME TAXES	(422,475)	(381,888)	(1,118,732)	(820,179)

INCOME TAX (EXPENSE) CREDIT	(9,840)	2,439	(16,678)	6,655

NET LOSS	(432,315)	(379,449)	(1,135,410)	(813,524)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	10,384	(4,763)	16,997	(12,998)

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(442,699)	$(374,686)	$(1,152,407)	$(800,526)

NET LOSS	$(432,315)	$(379,449)	$(1,135,410)	$(813,524)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(1,777)	269	(3,328)	2,346

TOTAL COMPREHENSIVE LOSS	(434,092)	(379,180)	(1,138,738)	(811,178)

Less: Comprehensive income (loss) attributable to non-controlling interests	10,444	(5,401)	16,755	(13,619)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(444,536)	$(373,779)	$(1,155,493)	$(797,559)

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	76,969,691	75,452,012	76,968,201	75,452,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	75,452,012	$7,545	$6,470,716	$(4,945,586)	$9,266	$20,513	$1,562,454
Net loss	-	-	-	(425,840)	-	(8,235)	(434,075)
Foreign currency translation adjustment	-	-	-	-	2,077	17	2,094
Balance as of March 31, 2023	75,452,012	$7,545	$6,470,716	$(5,371,426)	$11,343	$12,295	$1,130,473
Net loss	-	-	-	(374,686)	-	(4,763)	(379,449)
Foreign currency translation adjustment	-	-	-	-	269	(639)	(370)
Balance as of June 30, 2023	75,452,012	$7,545	$6,470,716	$(5,746,112)	$11,612	$6,893	$750,654

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	77,102,012	$7,711	(135,300)	$(14)	$11,378,743	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(135,300)	(14)	135,300	14	-	-	-	-	-
Net loss	-	-	-	-	-	(709,707)	-	6,613	(703,094)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,551)	(302)	(1,853)
Balance as of March 31, 2024	76,966,712	$7,697	-	$-	$11,378,743	$(7,757,278)	$28,664	$18,090	$3,675,916
Share based compensation	8,471	1	-	-	6,666	-	-	-	6,667
Net loss	-	-	-	-	-	(442,699)	-	10,384	(432,315)
Foreign currency translation adjustment	-					-	(1,777)	60	(1,717)
Balance as of June 30, 2024	76,975,183	$7,698	-	$-	$11,385,409	$(8,199,977)	$26,887	$28,534	$3,248,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,135,410)	$(813,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	25,328	36,177
Amortization of intangible assets	2,355	3,087
Amortization of finance lease assets	8,519	-
Amortization of operating right-of-use assets	66,509	78,333
Unrealized holding loss (gain) on marketable securities	5,466	(8,710)
Deferred tax provision (benefit)	212	(6,655)
Provision for credit losses	16,960	-
Changes in operating assets and liabilities:
Accounts receivables	12,312	(2,751)
Amount due from related parties	6,723	(209)
Inventories	(6,747)	(23,013)
Prepaid taxes	(3,979)	238,064
Prepayments and deposits	(344,434)	80,651
Other receivables	(1,470)	-
Accounts payable	(26,796)	24,608
Accounts payable – related parties	(8,692)	(4,758)
Customer deposits	(12,683)	(31,655)
Operating lease liabilities	(65,880)	(79,551)
Other payables and accrued liabilities	(203,392)	(228,812)
Other payables – related parties	(7,132)	(3,457)
Income tax payable	16,231	-
Net cash used in operating activities	(1,656,000)	(742,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,567)	(6,499)
Net cash used in investing activities	(3,567)	(6,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(22,861)
Payment of finance lease liabilities	(2,847)	-
Net cash used in financing activities	(2,847)	(22,861)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(9,062)	(13,141)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,671,476)	(784,676)

CASH AND CASH EQUIVALENTS, beginning of period	4,832,460	1,438,430

CASH AND CASH EQUIVALENTS, end of period	$3,160,984	$653,754

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$5,599	$20,849
Refund of prepaid taxes	1,620	258,913

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Increase in right-of-use assets and lease liabilities due to lease renewal	$-	$283,220

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

On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn. Bhd. (“WATP”), a wholly owned subsidiary under the laws of Malaysia, to pursue the business of promoting wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle. On July 4, 2024, the entity changed its name to Cedar ATPC Sdn. Bhd. (“CEDAR”).

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

The accompanying consolidated financial statements reflect the activities of the Company, AATP LB, AATP HK, CEDAR, ASL, DSY Wellness, ATPC Green Energy (“AGE”), OIE ATPC Exim (“ATPC Exim”) and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 4).

The Company is positioning itself for sustainable growth by diversifying its operations into the domain of renewable energy. This initiative is founded upon our commitment to environmental responsibility, long-term value creation, and proactive adaptation to global energy trends. On January 3, 2024, the Company formed an equity method investment entity, OIE ATPC Holdings (M) Sdn. Bhd. with Oriental Industries Enterprise (M) Sdn. Bhd. (“OIE”), which the Company and OIE each own 50% of the equity interest. On March 14, 2024, the Company acquired 50% of OIE ATPC Holdings (M) Sdn. Bhd. equity interest from OIE, subsequently the entity becomes a wholly owned subsidiary of the Company. On June 7, 2024, the entity changed its name to ATPC Green Energy Sdn. Bhd (“AGE”).

On January 8, 2024, OIE ATPC Holdings (M) Sdn. Bhd. formed a wholly own entity, OIE ATPC Exim (M) Sdn. Bhd (“ATPC Exim”). However, the Company had decided not to proceed with the continued development of OIE ATPC Exim (M) Sdn. Bhd. There is no impact to the Group’s operation.

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Cedar ATPC Sdn. Bhd. (formerly known as Wellness ATP International Holdings Sdn. Bhd.	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn. Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

7.	ATPC Green Energy Sdn. Bhd. (Formerly known as OIE ATPC Holdings (M) Sdn. Bhd.)	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

8.	OIE ATPC Exim (M) Sdn. Bhd.	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

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

The interim unaudited financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2024, its unaudited results of operations for the three and six months ended June 30, 2024 and 2023, and its unaudited cash flows for the six months ended June 30, 2024 and 2023, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and six months ended June 30, 2024, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, allowance for credit losses, impairment of long-lived assets and allowance for deferred tax assets. Actual results could differ from these estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit losses, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2024 and December 31, 2023, $528 and $542 allowance of credit losses were recorded.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials are valued at cost and work in process are valued at cost of raw materials consumed, both using periodic inventory system in which physical count is performed in monthly basis. Finished goods are valued at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any inventory write-downs nor write-off.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits, net

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There was no allowance for credit losses written-off during the three and six months ended June 30, 2024 and 2023. There was $16,960 and $0 allowance for credit losses recorded as of June 30, 2024 and December 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

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

For the three months ended June 30, 2024 and 2023, the Company recognized $171 and $6,422, as forfeited coupon income, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $2,388 and $28,872, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $12,171 which it is expected to fulfill within 12 months from June 30, 2024.

Sales of products for the provision of complementary health therapies

Products for the provision of complementary health therapies are predominantly Chinese herbs in different forms, processed or otherwise, for prescriptions for treating non-communicable diseases.

The Company based on the health screening test report to prescribe the products for the provision of complementary health therapies, the Company deliver the products to the customers during the consultations.

For the three months ended June 30, 2024 and 2023, revenues from products for the provision of complementary health therapies were $230,536 and $154,411 respectively. For the six months ended June 30, 2024 and 2023, revenues from products for the provision of complementary health therapies were $461,166 and $330,968 respectively.

Provision of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test. The health screening test is considered as separate performance obligations. The promises to deliver the health screening test report is separately identifiable, which is evidenced by the fact that the Company provides separate services of delivering the health screening test report.

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

For the three months ended June 30, 2024 and 2023, revenues from health and wellness services were $53,257 and $58,862 respectively. For the six months ended June 30, 2024 and 2023, revenues from health and wellness services were $104,191 and $124,214 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Survivor Select	$-	$-	$-	$28,210
Ionized Cal-Mag	-	37,221	374	84,802
Omega Blend	-	-	-	22,471
Beta Maxx	-	-	-	21,206
Iron	-	9,929	-	21,617
Trim+	-	3,702	-	9,587
LIVO 5	23,577	21,812	54,375	21,812
Soy Protein Isolate Powder	3,078	-	6,324	-
Mix Soy Protein Isolate Powder with Black Sesame	2,591	-	5,252	-
Others – Products for the provision of complementary health therapies	230,536	154,411	461,166	330,968
Others	-	17,998	-	19,816
Total revenues - products	259,782	245,073	527,491	560,489
Health and Wellness services	53,257	58,862	104,191	124,214
Total revenues - products and services	$313,039	$303,935	$631,682	$684,703

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. For the three and six months ended June 30, 2024, cost of revenue were $119,478 and $234,701, respectively. For the three and six months ended June 30, 2023, cost of revenue were $107,931 and $236,289, respectively.

Shipping and handling

Shipping and handling charges amounted to $794 and $1,131 for the three months ended June 30, 2024 and 2023, respectively. Shipping and handling charges amounted to $1,761 and $2,656 for the six months ended June 30, 2024 and 2023, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $4,979 and $19,694 for the three and six months ended June 30, 2024. There were no advertising costs incurred for the three and six months ended June 30, 2023. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $7,335 and $21,942 for the three months ended June 30, 2024 and 2023, respectively. Commission expenses amounted to $16,679 and $55,884 for the six months ended June 30, 2024 and 2023, respectively.

Selling expenses

The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. Selling expenses amounted to $38,008 and $64,126 for the three months ended June 30, 2024 and 2023, respectively. Selling expenses amounted to $88,356 and $140,224 for the six months ended June 30, 2024 and 2023, respectively.

General and administrative expenses (“G&A expenses”)

The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and provision for credit losses. G&A expenses amounted to $601,803 and $469,469 for the three months ended June 30, 2024 and 2023, respectively. G&A expenses amounted to $1,469,070 and $1,065,723 for the six months ended June 30, 2024 and 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $25,329 and $35,759 for the three months ended June 30, 2024 and 2023, respectively. Total expenses for the plans were $55,415 and $79,472 for the six months ended June 30, 2024 and 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three and six months ended June 30, 2024 and 2023.

The Company conducts much of its business activities in Hong Kong and Malaysia and is subject to tax in each of these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Net income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ equity. Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2024 and 2023, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2024	December 31, 2023
Period-end MYR : US$1 exchange rate	4.72	4.59
Period-end HKD : US$1 exchange rate	7.81	7.81

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Period-average MYR : US$1 exchange rate	4.73	4.58	4.73	4.48
Period-average HKD : US$1 exchange rate	7.82	7.84	7.82	7.84

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU No. 2023-07 is not expected to have a significant impact on its unaudited condensed consolidated financial statements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU 2023-09 requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements.

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

Recently adopted Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the unaudited condensed consolidated financial statements for the six months ended and as at June 30, 2024.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

3. ACQUISITION OF OIE ATPC HOLDINGS (M) SDN. BHD.

On January 3, 2024, the Company together with Oriental Industries Enterprise (M) Sdn. Bhd. (“OIE”) formed an equity method investment entity, OIE ATPC Holdings (M) Sdn. Bhd. (“OIE ATPC”) in which the Company and OIE each owns 50% equity interest at the cost of $108. On March 14, 2024, the Company acquired the remainder 50% of equity at cost of $107 from OIE. On June 7, 2024, the entity changed its name to ATPC Green Energy Sdn Bhd (“AGE”).

On January 8, 2024, ATPC Green Energy (“AGE”) formed a wholly own entity, OIE ATPC Exim (M) Sdn. Bhd. (“ATPC Exim”).

As both AGE and ATPC Exim are newly formed, the Company considered the cost of investment is the fair value of the assets acquired.

4. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided majority of ASL’s purchases. The income generated was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore, it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	June 30, 2024	December 31, 2023
Current assets	$1,728	$1,799
Current liabilities	(1,543)	(899)
Net asset	$185	$900

	As of
	June 30, 2024	December 31, 2023
Current assets:
Cash	$1,700	$122
Prepayment and deposits	28	7
Prepaid taxes	-	1,670
Total current assets	$1,728	$1,799

Current liabilities:
Other payables – related parties	$159	$-
Other payables and accrued liabilities	1,384	899
Total current liabilities	$1,543	$899
Net asset	$185	$900

The summarized operating results of the VIE’s are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Loss from operations	$(425)	$(81)	$(689)	$(359)
Net loss	$(425)	$(81)	$(689)	$(359)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. CASH AND CASH EQUIVALENTS

As of June 30, 2024 and December 31, 2023 the Company has $3,160,984 and $4,832,460, respectively, of cash and cash equivalents, which consists of $420,887 and $510,019, respectively, of cash and cash in banks and $2,740,097 and $4,322,441, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 2.52% to 2.55% per annum for the three and six months ended June 30, 2024. The effective interest rate ranged between 1.22% to 1.88% per annum for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, $2,943,089 and $4,630,476 of these balances are not covered by deposit insurance, respectively.

6. ACCOUNTS RECEIVABLE, NET

	As of
	June 30, 2024	December 31, 2023

Accounts receivable	$42,187	$56,000
Allowance for credit losses	(528)	(542)
Total accounts receivable, net	$41,659	$55,458

Movements of allowance for credit losses are as follows:

	As of
	June 30, 2024	December 31, 2023

Beginning balance	$542	$-
Addition	-	546
Exchange rate effect	(14)	(4)
Ending balance	$528	$542

7. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2024	December 31, 2023

Raw materials	566	-
Work in process	529	-
Finished goods	52,348	47,907
Total inventories	$53,443	$47,907

There were no inventory write-downs nor write-off for the three and six months ended June 30, 2024 and 2023, respectively.

8. PREPAYMENTS AND DEPOSITS, NET

	As of
	June 30, 2024	December 31, 2023

Prepaid expenses	$464,433	$123,809
Deposits to suppliers	93,348	91,997
Subtotal	557,781	215,806
Allowance for credit losses – Prepaid expenses	(16,960)	-
Total prepayments and deposits, net	$540,821	$215,806

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PREPAYMENTS AND DEPOSITS, NET (Continued)

Movements of allowance for credit losses are as follows:

	For the six months ended June 30, 2024	For the year ended December 31, 2023

Beginning balance	$-	$-
Addition	16,960	-
Ending balance	$16,960	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	June 30, 2024	December 31, 2023

Computer and office equipment	$90,407	$91,947
Furniture & fixtures	111,007	111,164
Motor vehicle	87,398	89,729
Leasehold improvements	179,370	184,155
Subtotal	468,182	476,995
Less: accumulated depreciation	(414,192)	(399,137)
Total property and equipment, net	$53,990	$77,858

Depreciation expense for the three months ended June 30, 2024 and 2023 amounted to $12,725 and $18,124, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 amounted to $25,328 and $36,177, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	June 30, 2024	December 31, 2023

Computer software	$51,716	$53,095
Less: accumulated amortization	(37,076)	(35,637)
Total intangible assets, net	$14,640	$17,458

Amortization expense for the three months ended June 30, 2024 and 2023 amounted to $1,178 and $1,506, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 amounted to $2,355 and $3,087, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

(viii)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost. The carrying value of the Company’s investment in Phoenix Plus Corp. was $1,500 as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Fair value of investment in marketable securities at the beginning of period / year	$20,171	$16,687
Unrealized holding (loss) gain	(5,466)	3,493
Exchange rate effect	(7)	(9)
Fair value of investment in marketable securities at the end of period / year	$14,698	$20,171

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CUSTOMER DEPOSITS

	As of
	June 30, 2024	December 31, 2023

Customer deposits – Non Refundable	$85,775	$100,540
Unexpired product coupons	429	1,035
Total customer deposits	$86,204	$101,575

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2024	December 31, 2023

Professional fees	$160,142	$348,664
Promotion expenses	46,748	47,995
Payroll	22,946	26,104
Amounts held in eWallets	165,104	185,137
Tax penalty	75,000	75,000
Others	37,115	43,161
Total other payables and accrued liabilities	$507,055	$726,061

The Company requires all members and distributors of its network marketing business to maintain an electronic wallet (eWallet) account with the Company. The eWallet is primarily for the crediting of any commission payment that falls below RM100 (or $22.20) and for members or distributors without bank account. Commission payment exceeding the RM100 threshold shall only be credited into the member’s or distributor’s bank upon request. The eWallet functionality allows the members to place new product orders utilizing eWallet available balance and/or request commission payout via multiple payment methods provided that each of the withdrawal amount exceeds RM100. Amounts held in eWallets are reflected on the balance sheet as a current liability.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2024	December 31, 2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$4,057	$2,922
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	-	8,171

Total amount due from related parties			$4,057	$11,093

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2024	December 31, 2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$25,141	$30,439
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	76	54
Mr. Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355
Total account payable – related parties			$25,217	$34,848

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2024	December 31, 2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	168	570
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	135	535
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd	Payment on behalf by Mr. Yap	-	6,534
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	179	207
Total other payable – related parties			$482	$7,846

Related party transactions

Purchases

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$80,504	$55,614
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	819	212
Total purchases			$81,323	$55,826

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Purchases

Related party transactions

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$161,807	$116,269
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	16,624	17,761
Total purchases			$178,431	$134,030

Other purchases

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$795	$1,291
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	402	1,151
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	-	212
Total other purchases			$1,197	$2,654

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,734	$2,233
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	2,595	3,407
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	-	280
Total other purchases			$4,329	$5,920

Commission

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$619	$1,626
Total commission			$619	$1,626

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,351	$3,538
Total commission			$1,351	$3,538

Other income

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$634	$670
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	-	2,010
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	190	67
Total other income			$824	$2,747

Other income

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$1,268	$1,340
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	-	4,021
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	380	67
Total other income			$1,648	$5,428

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$14,574	$13,647

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	7,606	8,254
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	1,708	-
Total other expenses			$23,888	$21,901

Other expenses

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$28,666	$27,718
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	5	-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	15,213	16,363
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	1,708	-
Total other expenses			$45,592	$44,081

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2024 and December 31, 2023, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of June 30, 2024 and December 31, 2023, there were 1,000,000,000 common stocks authorized; 76,975,183 and 77,102,012 shares issued and outstanding, respectively.

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of share to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of June 30, 2024 and December 31, 2023, there were 8,471 and 0 shares issued respectively.

Treasury Stock

On January 26, 2024, the Company redeemed 135,300 treasury stock at par value $0.0001. As of June 30, 2024 and December 31, 2023, there were 0 and 135,300 treasury stock respectively.

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

The warrants are classified as equity instruments, the contracts are initially measured at fair value and no subsequent measurement is needed for equity instruments. The Company uses Black-Scholes Model to calculate the fair value of the warrant. As of October 13, 2023 (the “Grant Date”) the warrant was valued at $38,580 with the following assumptions.

As of
October 13, 2023
Risk-free interest rate	4.65%
Expected volatility	49%
Expected life (in years)	5 years
Expected dividend yield	0.00%
Fair value of warrants	$38,580

As of June 30, 2024, there were 115,500 warrants outstanding.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	June 30, 2024	December 31, 2023
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	29,430	12,434
Accumulated other comprehensive (loss) income	(993)	(752)
	28,534	11,779
ASL	-	-
Total	$28,534	$11,779

17. INCOME TAXES (EXPENSES) CREDIT

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Tax jurisdictions from:
Local – United States	$(300,452)	$(142,912)	$(828,077)	$(310,697)
Foreign – Malaysia	(114,614)	(241,867)	(291,139)	(516,152)
Foreign – Hong Kong	(7,409)	2,891	484	6,670

Loss before income tax	$(422,475)	$(381,888)	$(1,118,732)	$(820,179)

Income tax (expense) credit consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Current:
- Local	$-	$-	$-	$-
- Foreign	(9,840)	-	(16,678)	-

Deferred:
- Local	-	-	-	-
- Foreign	-	2,439	-	6,655
Income tax (expense) credit	$(9,840)	$2,439	$(16,678)	$6,655

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries operate in various countries: United States, Malaysia (including Labuan) and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (EXPENSES) CREDIT (Continued)

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

For the three and six months ended June 30, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of June 30, 2024 and December 31, 2023, the operations in the United States of America incurred approximately $2,921,000 and $2,093,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2024 and December 31, 2023 were approximately $613,000 and $440,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd, Cedar ATPC Sdn Bhd., DSY Wellness International Sdn. Bhd., ATPC Green Energy Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, the operations in Malaysia incurred approximately $2,986,000 and $2,796,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $731,000, $812,000, $1,146,000 and $297,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033 and 2034, respectively, if unutilized. The deferred tax valuation allowance as of June 30, 2024 and December 31, 2023 were approximately $717,000 and $670,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (EXPENSES) CREDIT (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	June 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards in U.S.	$613,388	$439,492
Net operating loss carry forwards in Malaysia	716,885	664,105
Unabsorbed capital allowance carry forward in Malaysia	9,930	5,577
Less: valuation allowance	(1,340,203)	(1,108,955)
Deferred tax assets, net	$-	$219

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and six months ended June 30, 2024 and 2023.

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended June 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s total revenues. For the six months ended June 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s total revenues.

As of June 30, 2024, six individual customers accounted for approximately 20.1% of the Company’s balance of accounts receivable, respectively. As of December 31, 2023, six individual customers and one company accounted for approximately 40.2% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended June 30, 2024, two vendors accounted for approximately 70.0% and 23.1% of the Company’s total purchases. For the three months ended June 30, 2023, three vendors accounted for approximately 43.1%, 27.5% and 26.0% of the Company’s total purchases, respectively.

For the six months ended June 30, 2024, two vendors accounted for approximately 67.0% and 20.5% of the Company’s total purchases. For the six months ended June 30, 2023, three vendors accounted for approximately 47.2%, 26.5% and 13.6% of the Company’s total purchases.

As of June 30, 2024, two vendors accounted for approximately 51.2% and 47.9% of the Company’s total balance of accounts payable, respectively. As of December 31, 2023, two vendors accounted for approximately 61.8% and 35.4% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 47.9% and 35.4% of the Company’s total balance of accounts payable as of June 30, 2024 and December 31, 2023, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

One sales distributor accounted for 19.8% of the Company’s commission expense for the three months ended June 30, 2024. The same sales distributor accounted for 12.8% of the Company’s commission expense for the three months ended June 30, 2023.

For the six months ended June 30, 2024, one sales distributor accounted for 19.8% of the Company’s commission expense. For the six months ended June 30, 2023, the same sales distributor accounted for 13.4% of the Company’s commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2024 and December 31, 2023, $3,146,013 and $4,817,213 were deposited with financial institutions, respectively, $2,943,089 and $4,630,476 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for credit loss based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company did not have any bad debt on its account receivable.

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

Components of Leases	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Operating lease cost	$37,581	$39,033	$75,100	$79,665

Amortization of finance lease asset	4,263	-	8,519	-
Interest on finance lease liabilities	1,574	-	2,639	-

Components of leases	As of June 30, 2024	As of December 31, 2023

Weighted average remaining lease term (years)
Operating lease	1.99	2.48
Finance lease	4.58	5.00

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	8.6%	8.6%

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. COMMITMENTS AND CONTINGENCIES (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities	Finance lease liabilities

2025	$151,401	$14,135
2026	139,633	14,135
2027	7,575	14,135
2028	-	14,135
Thereafter	-	39,133
Total lease payments	298,609	95,673
Less: interest	(15,964)	(20,962)
Present value of lease liabilities	$282,645	$74,711

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of June 30, 2024, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $17,773.

Short term lease cost for the three months ended June 30, 2024 and 2023 was $10,911 and $9,695, respectively. For the six months ended June 30, 2024 and 2023, the short term lease cost was $21,762 and $19,770, respectively.

Contingencies

Legal

From time to time, the Company is party to certain legal proceedings, as well as certain asserted and un-asserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this unaudited condensed consolidated financial statements, and did not identify any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 1, 2024, for the year ended December 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Agape ATP Corporation, a Nevada corporation (“the Company”) and its subsidiaries are principally engaged in the Health and Wellness Industry. The principal activity of the Company is to supply high-quality health and wellness products, including supplements to assist in cell metabolism, detoxification, blood circulation, anti-aging and products designed to improve the overall health system of the human body and various wellness programs.

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

The Company is positioning itself for sustainable growth by diversifying its operations into the domain of renewable energy. This initiative is founded upon our commitment to environmental responsibility, long-term value creation, and proactive adaptation to global energy trends. On January 3, 2024, the Company formed an equity method investment entity, OIE ATPC Holdings (M) Sdn. Bhd. with Oriental Industries Enterprise (M) Sdn Bhd (“OIE”), which the Company and OIE each own 50% of the equity interest. On March 14, 2024, the Company acquired 50% of OIE ATPC Holdings (M) Sdn Bhd equity interest from OIE, subsequently the entity becomes a wholly owned subsidiary of the Company. On June 7, 2024, the entity changed its name to ATPC Green Energy Sdn Bhd.

On January 8, 2024, OIE ATPC Holdings (M) Sdn Bhd formed a wholly own entity, OIE ATPC Exim (M) Sdn Bhd. However, the Company had decided not to proceed with the continued development of OIE ATPC Exim (M) Sdn Bhd.

Results of Operation

For the three months ended June 30, 2024 and 2023

Revenue

We generated revenue of $313,039, which comprised revenue from the Company’s network marketing business of $29,246 (approximately 9.3% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $283,793 (approximately 90.7% of revenue) for the three months ended June 30, 2024 as compared to $303,935, which comprised revenue from the Company’s network marketing business of $90,662 (approximately 29.8% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $213,273 (approximately 70.2% of revenue) for the three months ended June 30, 2023. Revenue from the Company’s network marketing business decreased significantly by $61,416, or approximately 67.7%. Revenue from the Company’s operations in the provision of complementary health therapies increased by $70,520, or approximately 33.1%. Total revenue increased by $9,104, or approximately 3.0%. The revenue decreased from the Company’s network marketing business was predominately due to the anticipated poor performance owing to limited product range available as compared to the previous years, which limited the potential development of this revenue stream. The revenue increased in provision of complementary health therapies business was due to after COVID-19 pandemic, more individual turned to complementary health therapies as preventive care and wellness to maintain good health, prevent illness and promote overall well-being.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 amounted to $119,478 as compared to $107,931 for the three months ended June 30, 2023, an increase of $11,547, or approximately 10.7%. The increase was due to the higher product cost in the Company’s network marketing business; and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods and services purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended June 30, 2024 amounted to $193,561, represented a gross margin of approximately 61.8% as compared to $196,004 for the three months ended June 30, 2023, equivalent to a gross margin of approximately 64.5%. The decrease in gross margin was predominantly due to lower gross margin sustained by the Company’s network marketing business and the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses (as defined below). Total operating expenses were $647,146 for the three months ended June 30, 2024, increased by $91,610 or approximately 16.5% from $555,537 for the three months ended June 30, 2023.

Selling expenses

Selling expenses for the three months ended June 30, 2024 amounted to $38,008 as compared to $64,126 for the three months ended June 30, 2023, a decrease of $26,118, or approximately 40.7%. The Company’s selling expenses typically comprise salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $7,335 and $21,942 for the three months ended June 30, 2024 and 2023, respectively. The decrease in commission expenses was in line with the decrease in revenue in Company’s network marketing business.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended June 30, 2024 amounted to $601,804, as compared to $469,469 for the three months ended June 30, 2023, an increase of $132,335, or approximately 28.2%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses. The increase in G&A expenses was mainly due to the salary incurred for one executive director and three independent directors, professional fees and the Nasdaq annual listing fees.

Other Income (Expenses), Net

For the three months ended June 30, 2024, the Company recorded an amount of $31,110 as other income, net, as compared to $22,355 other expenses, net, for the three months ended June 30, 2023, represented a change of $53,465, or approximately 239.2%.

The net other income of $31,110 generated during the three months ended June 30, 2024 comprised of foreign currency exchange gain of $62, unrealized holding loss on marketable securities of $6,639, other income, net of $18,355 and interest income of $19,332. The net other expenses of $22,355 incurred during the three months ended June 30, 2023 comprised foreign currency exchange loss of $33,700, unrealized holding gain on marketable securities of $3,790, other income, net of $4,134, interest income of $1,634 and gain on disposal of property and equipment of $1,787.

Income Tax (Expense) Credit

The Company recorded provision for income taxes of $9,840 and benefit of income taxes of $2,439 for the three months ended June 30, 2024 and 2023, respectively. Both the benefit of income taxes as well as the provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $52,867 from net loss of $379,449 for the three months ended June 30, 2023 to net loss of $432,315 for the three months ended June 30, 2024, mainly due to reasons as discussed above.

For the six months ended June 30, 2024 and 2023

Revenue

We generated revenue of $631,682, which comprised revenue from the Company’s network marketing business of $66,325 (approximately 10.5% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $565,357 (approximately 89.5% of revenue) for the six months ended June 30, 2024 as compared to $684,703, which comprised revenue from the Company’s network marketing business of $229,521 (approximately 33.5% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $455,182 (approximately 66.5% of revenue) for the six months ended June 30, 2023. Revenue from the Company’s network marketing business decreased significantly by $163,196, or approximately 71.1%. Revenue from the Company’s operations in the provision of complementary health therapies increased by $110,175, or approximately 24.2%. Total revenue decreased by $53,021, or approximately 7.7%. The decrease was predominately due to the anticipated poor performance from the Company’s network marketing business owing to limited product range available as compared to the previous years, which limited the potential development of this revenue stream.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2024 amounted to $234,701 as compared to $236,289 for the six months ended June 30, 2023, a decrease of $1,588, or approximately 0.7%. The decrease was not in line with the decrease in revenue due to higher product cost in the Company’s network marketing business and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods and services purchased, packing materials and services acquired.

Gross Profit

Gross profit for the six months ended June 30, 2024, amounted to $396,981, represented a gross margin of approximately 62.8% as compared to $448,414 for the six months ended June 30, 2023, equivalent to a gross margin of approximately 65.5%. The decrease in gross margin was predominantly due to lower gross margin sustained by the Company’s network marketing business and the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses. Total operating expenses were $1,574,105 for the six months ended June 30, 2024, increased by $312,274 or approximately 24.7% from $1,261,831 for the six months ended June 30, 2023.

Selling expenses

Selling expenses for the six months ended June 30, 2024 amounted to $88,356 as compared to $140,224 for the six months ended June 30, 2023, a decrease of $51,868, or approximately 37.0%, predominantly due to decrease in promotional expenses and reduced in number of headcounts as compared to previous year. The Company’s selling expenses typically comprise of salaries and benefits expenses which represented approximately 70% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $16,679 and $55,884 for the six months ended June 30, 2024 and 2023, respectively. The decrease in commission expenses was in line with the decrease in revenue in Company’s network marketing business.

General and administrative expenses (“G&A expenses”)

G&A expenses for the six months ended June 30, 2024 amounted to $1,469,070, as compared to $1,065,723 for the six months ended June 30, 2023, an increase of $403,347, or approximately 37.8%. The increase in G&A expenses was mainly due to the salary incurred for one executive director and three independent directors, professional fees and the Nasdaq annual listing fees. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Income (Expenses), Net

For the six months ended June 30, 2024, the Company recorded an amount of $58,392 as other income, net, as compared to $6,762 other expenses, net, for the six months ended June 30, 2023, represented an increase of $65,154 or approximately 963.5%.

The net other income of $58,392 generated during the six months ended June 30, 2024 comprised foreign currency exchange loss of $780, unrealized holding loss on marketable securities of $5,466, other income, net of $22,497 and interest income of $42,141. The net other expenses of $6,762 incurred during the six months ended June 30, 2023 comprised foreign currency exchange loss of $34,576, unrealized holding gain on marketable securities of $8,710, other income, net of $12,500, interest income of $4,817 and gain on disposal of property and equipment of $1,787.

Income Tax Expense (Credit)

The Company recorded provision for income taxes of $16,678 and benefit of income taxes of $6,655 for the six months ended June 30, 2024 and 2023, respectively. Both the benefit of income taxes as well as the provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $321,886 from net loss of $813,524 for the six months ended June 30, 2023 to net loss of $1,135,410 for the six months ended June 30, 2024, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of June 30, 2024, we had working capital deficit of $3,017,911, consisting of cash and cash in bank of $420,887 and time deposits of $2,740,097 as compared to working capital of $4,113,614 consisted of cash and cash in bank of $510,019 and time deposits of $4,322,441 as of December 31, 2023. The Company had a net loss of $1,135,410 for the six months ended June 30, 2024 and accumulated deficits of $8,199,977 as of June 30, 2024 as compared to net loss of $2,109,935 for the year ended December 31, 2023 and accumulated deficits of $7,047,571 as of December 31, 2023.

The following summarizes the key components of our cash flows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023

Net cash used in operating activities	$(1,656,000)	$(742,175)
Net cash used in investing activities	(3,567)	(6,499)
Net cash used in financing activities	(2,847)	(22,861)
Effect of exchange rate on cash and cash equivalents	(9,062)	(13,141)
Decrease in cash and cash equivalents	$(1,671,476)	$(784,676)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $1,656,000, comprised of net loss of $1,135,410, the increase in inventories of $6,747, the increase in prepaid taxes of $3,979, the increase in prepayments and deposits of $344,434, the increase in other receivables $1,470, the decrease in account payable (including related parties) $35,488, the decrease in customer deposits of $12,683, the payment of operating lease liabilities of $65,880, the decrease in other payables (including related parties) and accrued liabilities of $210,524. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $27,683, amortization of finance assets of $8,519, amortization of operating right-of-use assets of $66,509, unrealized holding loss on marketable securities of $5,466, deferred tax benefit of $212, provision for credit losses $16,960, the decrease in accounts receivables of $12,312, the decrease in other receivables (including related parties) of $6,723 and the increase of income tax payable of $16,231.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 was $3,567, which was due to purchase of equipment.

Net cash used in investing activities for the six months ended June 30, 2023 was $6,499, which was due to purchase of equipment.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2024 was $2,847, which was the reduction of finance lease liability.

Net cash used in financing activities for the six months ended June 30, 2023 was $22,861, which was due to the payment of deferred offering cost.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, the carrying amounts of operating right-of-use assets and property and equipment amounted to $281,256 and $53,990 as compared to December 31, 2023, the carrying amounts of operating right-of-use assets and property and equipment amounted to $357,301 and $77,858, respectively. No impairment losses on operating right-of-use assets and property and equipment were recognized as of June 30, 2024 and 2023.

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

Allowance for credit losses

The Company estimates and records a provision for its expected credit losses related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers.

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

Provision of Health and Wellness services

- Performance obligations satisfied at a point in time

The Company carries out its Wellness program, where the Company’s products are bundled with health screening test. The health screening test is considered as separate performance obligations. The promises to deliver the health screening test report is separately identifiable, which is evidenced by the fact that the Company provides separate services of delivering the health screening test report.

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

Accounting Standards Adopted in 2024

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the unaudited condensed consolidated financial statements for the six months ended and as at June 30, 2024.

The adoption of these ASUs did not have a material impact on the unaudited condensed consolidated financial statements for the six months end and as at June 30, 2024.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of June 30, 2024, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of June 30, 2024:

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

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2024
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: August 14, 2024
	By:	/s/ LEE Kam-Fan, Andrew
	Title:	Chief Financial Officer,

