Form 10-Q
period 2024-09-30
Agape ATP Corp
filed 2024-11-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2024
Common Stock, $0.0001 par value	3,989,056

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,294 and $122 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2024 and December 31, 2023, respectively.)	$2,719,033	$4,832,460
Accounts receivable, net	41,944	55,458
Other receivable	1,432	435
Amount due from related parties	2,460	11,093

Inventories	60,564	47,907
Prepaid taxes (Included $0 and $1,670 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2024 and December 31, 2023, respectively.)	34,101	21,993
Prepayments and deposits, net (Included $20 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2024 and December 31, 2023, respectively.)	539,701	215,806
Total Current Assets	3,399,235	5,185,152

NON-CURRENT ASSETS
Property and equipment, net	47,508	77,858
Intangible assets, net	15,413	17,458
Finance lease assets	205,220	86,335
Operating right-of-use assets	282,734	357,301
Investment in marketable securities	12,084	20,171
Investment in non-marketable securities	1,500	-
Deferred tax assets	-	219
Total Non-Current Assets	564,459	559,342

TOTAL ASSETS	$3,963,694	$5,744,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	83,309	55,585
Accounts payable – related parties	27,183	34,848
Customer deposits	94,887	101,575
Operating lease liabilities, current	161,999	138,548
Other payables and accrued liabilities ($1,153 and $899 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of September 30, 2024 and December 31, 2023, respectively.)	540,896	726,061
Other payable – related parties	769	7,846
Finance lease liabilities, current	23,085	7,075
Income tax payable	14,764	-
Total Current Liabilities	946,892	1,071,538

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	122,250	219,530
Finance lease liabilities, non-current	130,927	72,563
Total Non-Current Liabilities	253,177	292,093

TOTAL LIABILITIES	$1,200,069	$1,363,631

COMMITMENTS AND CONTINGENCIES (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; Nil issued and outstanding	-	-
Common Stock, par value $0.0001; 50,000,000 shares authorized, 3,989,056 and 3,855,126 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.*	399	386
Additional paid in capital	11,422,708	11,386,055
Treasury Stock, par value $0.0001; 0 and 6,765 shares as of September 30, 2024 and December 31, 2023, respectively.*	-	(1)
Accumulated deficit	(8,709,605)	(7,047,571)
Accumulated other comprehensive income	34,111	30,215
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	2,747,613	4,369,084

NON-CONTROLLING INTERESTS	16,012	11,779

TOTAL EQUITY	2,763,625	4,380,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,963,694	$5,744,494

*	Issued and outstanding shares of common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUE	$331,289	$355,314	$962,971	$1,040,017

COST OF REVENUE	(147,104)	(120,586)	(381,805)	(356,875)

GROSS PROFIT	184,185	234,728	581,166	683,142

SELLING	(41,582)	(49,285)	(129,938)	(189,509)
COMMISSION	(6,894)	(14,002)	(23,573)	(69,886)
GENERAL AND ADMINISTRATIVE	(683,819)	(488,519)	(2,152,889)	(1,554,242)
TOTAL OPERATING EXPENSES	(732,295)	(551,806)	(2,306,400)	(1,813,637)

LOSS FROM OPERATIONS	(548,110)	(317,078)	(1,725,234)	(1,130,495)

OTHER INCOME (EXPENSES)
Other income (loss), net	3,445	(98)	25,942	12,402
Interest income	16,291	658	58,432	5,475
Unrealized holding (loss) gain on marketable securities	(1,176)	(3,872)	(6,642)	4,838
Gain (loss) on disposal of property and equipment	111	(20)	111	1,767
Exchange gain (loss), net	2,525	(382)	1,745	(34,958)
TOTAL OTHER INCOME (EXPENSES), NET	21,196	(3,714)	79,588	(10,476)

LOSS BEFORE INCOME TAXES	(526,914)	(320,792)	(1,645,646)	(1,140,971)

INCOME TAX CREDIT (EXPENSE)	2,875	(3,943)	(13,803)	2,712

NET LOSS	(524,039)	(324,735)	(1,659,449)	(1,138,259)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(14,411)	2,294	2,586	(10,704)

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(509,628)	$(327,029)	$(1,662,035)	$(1,127,555)

NET LOSS	$(524,039)	$(324,735)	$(1,659,449)	$(1,138,259)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,224	6,367	3,896	8,713

TOTAL COMPREHENSIVE LOSS	(516,815)	(318,368)	(1,655,553)	(1,129,546)

Less: Comprehensive (loss) income attributable to non-controlling interests	(12,522)	2,039	4,233	(11,580)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(504,293)	$(320,407)	$(1,659,786)	$(1,117,966)

LOSS PER SHARE
Basic and diluted	$(0.13)	$(0.09)	$(0.43)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	3,881,074	3,772,601	3,859,393	3,772,601

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK*		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2022	3,772,601	$377	$6,477,884	$(4,945,586)	$9,266	$20,513	$1,562,454
Net loss	-	-	-	(425,840)	-	(8,235)	(434,075)
Foreign currency translation adjustment	-	-	-	-	2,077	17	2,094
Balance as of March 31, 2023	3,772,601	$377	$6,477,884	$(5,371,426)	$11,343	$12,295	$1,130,473
Net loss	-	-	-	(374,686)	-	(4,763)	(379,449)
Foreign currency translation adjustment	-	-	-	-	269	(639)	(370)
Balance as of June 30, 2023	3,772,601	$377	$6,477,884	$(5,746,112)	$11,612	$6,893	$750,654
Net income (loss)	-	-	-	(327,029)	-	2,294	(324,735)
Foreign currency translation adjustment	-	-	-	-	6,367	(255)	6,112
Balance as of September 30, 2023	3,772,601	$377	$6,477,884	$(6,073,141)	$17,979	$8,932	$432,031

	COMMON STOCK*		TREASURY STOCK*		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	3,855,126	$386	(6,765)	$(1)	$11,386,055	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(6,765)	(1)	6,765	1	-	-	-	-	-
Net loss	-	-	-	-	-	(709,707)	-	6,613	(703,094)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,551)	(302)	(1,853)
Balance as of March 31, 2024	3,848,361	$385	-	$-	$11,386,055	$(7,757,278)	$28,664	$18,090	$3,675,916

Share based compensation	423	-	-	-	6,667	-	-	-	6,667
Net loss	-	-	-	-	-	(442,699)	-	10,384	(432,315)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,777)	60	(1,717)
Balance as of June 30, 2024	3,848,784	$385	-	$-	$11,392,722	$(8,199,977)	$26,887	$28,534	$3,248,551
Share based compensation	4,720	-	-	-	30,000	-	-	-	30,000
Roundup of fractional shares upon reverse stock split	135,552	14	-	-	(14)	-	-	-	-
Net income (loss)	-	-	-	-	-	(509,628)	-	(14,411)	(524,039)
Foreign currency translation adjustment	-	-	-	-	-	-	7,224	1,889	9,113
Balance as of September 30, 2024	3,989,056	$399	-	$-	$11,422,708	$(8,709,605)	$34,111	$16,012	$2,763,625

*	Common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the nine months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,659,449)	$(1,138,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	32,411	54,993
Gain on disposal of property and equipment	(111)	-
Amortization of intangible assets	3,611	4,431
Amortization of finance lease assets	18,956	-
Amortization of operating right-of-use assets	103,187	113,804
Unrealized holding loss (gain) on marketable securities	6,642	(4,838)
Deferred tax provision (benefit)	218	(6,537)
Allowance for expected credit loss	28,359	-
Changes in operating assets and liabilities:
Accounts receivables	6,353	(20,800)
Amount due from related parties	8,858	(782)
Inventories	(6,473)	(13,484)
Prepaid taxes	(8,592)	307,967
Prepayments and deposits	(329,898)	84,978
Other receivables	(949)	-
Accounts payable	19,139	11,365
Accounts payable – related parties	(10,415)	3,791
Customer deposits	(16,349)	(45,083)
Operating lease liabilities	(102,605)	(114,943)
Other payables and accrued liabilities	(179,853)	(219,676)
Other payables – related parties	(7,133)	(1,959)
Income tax payable	13,213	(10,674)
Net cash used in operating activities	(2,080,880)	(995,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,722)	(7,200)
Proceeds from disposal of property and equipment	111
Net cash used in investing activities	(48,611)	(7,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(113,911)
Payment of finance lease liabilities	(6,691)	-
Net cash used in financing activities	(6,691)	(113,911)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	22,755	(9,954)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,113,427)	(1,126,771)

CASH AND CASH EQUIVALENTS, beginning of period	4,832,460	1,438,430

CASH AND CASH EQUIVALENTS, end of period	$2,719,033	$311,659

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$10,257	$20,617
Refund of prepaid taxes	1,665	-

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Increase in right-of-use assets and lease liabilities due to lease renewal	$-	$422,819

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

AATP LB, incorporated in Labuan, Malaysia, is an investment holding company with 100% equity interest in Agape ATP International Holding Limited (“AATP HK”), a company incorporated in Hong Kong.

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in Agape Superior Living Sdn. Bhd., a network marketing entity incorporated in Malaysia.

ASL is a limited company incorporated on August 8, 2003, under the laws of Malaysia.

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

On November 11, 2021, AATP LB formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which AATP LB owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

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

On September 19, 2024, AGE increased its number of ordinary shares to 1,000,000 shares at RM 0.01 per share.

On January 8, 2024, AGE formed a wholly own entity, OIE ATPC Exim (M) Sdn. Bhd (“ATPC Exim”). However, the Company had decided not to proceed with the continued development of ATPC Exim. There is no impact to the Group’s operation.

The accompanying consolidated financial statements reflect the activities of the Company, AATP LB, AATP HK, CEDAR, ASL, DSY Wellness, AGE, ATPC Exim and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 4).

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Cedar ATPC Sdn. Bhd. (formerly known as Wellness ATP International Holdings Sdn. Bhd.	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn. Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

7.	ATPC Green Energy Sdn. Bhd. (Formerly known as OIE ATPC Holdings (M) Sdn. Bhd.)	Malaysia, March 14, 2024	1,000,000 shares of ordinary share of RM0.01 each	Renewable energy	100%

8.	OIE ATPC Exim (M) Sdn. Bhd.	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

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

The Company deems creating public awareness on wellness and wellbeing lifestyle as essential to enhance the provision of its health solution advisory services; and therefore, incorporated CEDAR. Upon its establishment, CEDAR started collaborating with ASL to carry out various wellness programs.

To further its reach in the Health and Wellness Industry, on November 11, 2021, AATP LB formed an entity, DSY Wellness with an independent third party which AATP LB owns 60% of the equity interest, to pursue the business of providing complementary health therapies.

AGE delivers innovative solutions for sustainability, energy savings and promoting environmental stewardship to achieves energy efficiency and carbon neutrality for a healthier environment.

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

The interim unaudited financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on April 1, 2024.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2024, its unaudited results of operations for the three and nine months ended September 30, 2024 and 2023, and its unaudited cash flows for the nine months ended September 30, 2024 and 2023, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and nine months ended September 30, 2024, SEA, the only VIE of the Company has no significant operations.

Certain effects of reverse stock split

On August 15, 2024, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of the Company’s Common Stock at a ratio of 1-for-20 (the “Reverse Stock Split”), effective as of August 30, 2024. On that date, every 20 issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock decreased from 77,069,575 (pre-split) shares to 3,853,504 (post-split) shares. In addition, by reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of 20. The Reverse Stock Split affected all shares of Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split.

Stockholders who hold a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 20 are entitled the number of shares rounded up to the nearest whole share. The Company will issue share of the post-Reverse Stock Split Common Stock to any stockholder who would have received a fractional share as a result of the Reverse Stock Split.

The Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share and the number of authorized shares of Common Stock reduced from 1,000,000,000 shares to 50,000,000 shares after the Reverse Stock Split.

As the par value per share of the Company’s Common Stock remained unchanged at $0.0001 per share, the change in the Common Stock recorded at par value has been reclassified to additional paid-in-capital. All references to shares of Common Stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, allowance for expected credit loss, impairment of long-lived assets and allowance for deferred tax assets. Actual results could differ from these estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for expected credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for expected credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2024 and December 31, 2023, $13,342 and $542 allowance for expected credit loss were recorded.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials are valued at cost and work in process are valued at cost of raw materials consumed, both using periodic inventory system in which physical count is performed in monthly basis. Finished goods are valued at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any inventory write-downs nor write-off.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits, net

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for expected credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There was no allowance for expected credit loss written-off during the three and nine months ended September 30, 2024 and 2023. There was $16,960 and $0 allowance for expected credit loss recorded as of September 30, 2024 and December 31, 2023.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

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

Sales of Skin Care, Health and Wellness products

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

For the three months ended September 30, 2024 and 2023, the Company recognized $565 and $53,690, as forfeited coupon income, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $2,952 and $82,562, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $10,258 which it is expected to fulfill within 12 months from September 30, 2024.

Sales of products for the provision of complementary health therapies

- Performance obligations satisfied at a point in time

Products for the provision of complementary health therapies are predominantly Chinese herbs in different forms, processed or otherwise, for prescriptions for treating non-communicable diseases.

The Company based on the health screening test report to prescribe the products for the provision of complementary health therapies, the Company deliver the products to the customers during the consultation session.

For the three months ended September 30, 2024 and 2023, revenues from products for the provision of complementary health therapies were $227,249 and $208,323 respectively. For the nine months ended September 30, 2024 and 2023, revenues from products for the provision of complementary health therapies were $688,415 and $539,291 respectively.

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

For the three months ended September 30, 2024 and 2023, revenues from health and wellness services were $56,503 and $57,783 respectively. For the nine months ended September 30, 2024 and 2023, revenues from health and wellness services were $160,694 and $181,997 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Survivor Select	$-	$-	$-	$28,210
Energized Mineral Concentrate	1,097	-	1,097	-
Ionized Cal-Mag	-	29,777	374	114,579
Omega Blend	-	-	-	22,471
Beta Maxx	-	-	-	21,206
Iron	-	-	-	21,617
Trim+	-	-	-	9,587
LIVO 5	24,103	46,057	78,478	67,869
Soy Protein Isolate Powder	2,292	6,931	8,616	17,384
Mix Soy Protein Isolate Powder with Black Sesame	1,641	6,443	6,893	14,047
Others – Products for the provision of complementary health therapies	227,249	208,323	688,415	539,291
Skin care and healthcare products	18,404	-	18,404	1,759
Total revenues - products	274,786	297,531	802,277	858,020
Health and Wellness services	56,503	57,783	160,694	181,997
Total revenues - products and services	$331,289	$355,314	$962,971	$1,040,017

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. For the three and nine months ended September 30, 2024, cost of revenue were $147,104 and $381,805, respectively. For the three and nine months ended September 30, 2023 were $120,586 and $356,875.

Shipping and handling

Shipping and handling charges amounted to $817 and $1,395 for the three months ended September 30, 2024 and 2023, respectively. Shipping and handling charges amounted to $2,577 and $4,050 for the nine months ended September 30, 2024 and 2023, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $17,250 and $36,945 for the three and nine months ended September 30, 2024. There were no advertising costs incurred for the three and nine months ended September 30, 2023. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Selling expenses

The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. Selling expenses amounted to $41,582 and $49,285 for the three months ended September 30, 2024 and 2023, respectively. Selling expenses amounted to $129,938 and $189,509 for the nine months ended September 30, 2024 and 2023, respectively.

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $6,894 and $14,002 for the three months ended September 30, 2024 and 2023, respectively. Commission expenses amounted to $23,573 and $69,886 for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expenses (“G&A expenses”)

The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and allowance for expected credit loss. G&A expenses amounted to $683,819 and $488,519 for the three months ended September 30, 2024 and 2023, respectively. G&A expenses amounted to $2,152,889 and $1,554,242 for the nine months ended September 30, 2024 and 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $57,304 and $37,187 for the three months ended September 30, 2024 and 2023, respectively. Total expenses for the plans were $87,391 and $116,660 for the nine months ended September 30, 2024 and 2023, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three and nine months ended September 30, 2024 and 2023.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2024 and 2023, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2024	December 31, 2023
Period-end MYR : US$1 exchange rate	4.12	4.59
Period-end HKD : US$1 exchange rate	7.77	7.81

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Period-average MYR : US$1 exchange rate	4.35	4.63	4.61	4.53
Period-average HKD : US$1 exchange rate	7.79	7.82	7.81	7.84

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

Recently adopted Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the unaudited condensed consolidated financial statements for the nine months ended and as at September 30, 2024.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	September 30, 2024	December 31, 2023
Current assets	$1,314	$1,799
Current liabilities	(1,153)	(899)
Net asset	$161	$900

	As of
	September 30, 2024	December 31, 2023
Current assets:
Cash	$1,294	$122
Prepayment and deposits	20	7
Prepaid taxes	-	1,670
Total current assets	$1,314	$1,799

Current liabilities:
Other payables and accrued liabilities	1,153	899
Total current liabilities	$1,153	$899
Net asset	$161	$900

The summarized operating results of the VIE’s are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Profit (loss) from operations	$(490)	$41,014	$(754)	$40,654
Net profit (loss)	$(490)	$41,014	$(754)	$40,654

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. CASH AND CASH EQUIVALENTS

As of September 30, 2024 and December 31, 2023 the Company has $2,719,033 and $4,832,460, respectively, of cash and cash equivalents, which consists of $266,173 and $510,019, respectively, of cash and cash in banks and $2,452,860 and $4,322,441, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 2.06% to 2.55% per annum for the three and nine months ended September 30, 2024. The effective interest rate ranged between 1.22% to 1.88% per annum for the three and nine months ended September 30, 2023. As of September 30, 2024 and December 31, 2023, $2,492,285 and $4,630,476 of these balances are not covered by deposit insurance, respectively.

6. ACCOUNTS RECEIVABLE, NET

	As of
	September 30, 2024	December 31, 2023

Accounts receivable	$55,286	$56,000
Allowance for expected credit loss	(13,342)	(542)
Total accounts receivable, net	$41,944	$55,458

Movements of allowance for expected credit loss are as follows:

	As of
	September 30, 2024	December 31, 2023

Beginning balance	$542	$-
Addition	12,738	546
Exchange rate effect	62	(4)
Ending balance	$13,342	$542

7. INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2024	December 31, 2023

Finished goods	60,564	47,907
Total inventories	$60,564	$47,907

There were no inventory write-downs nor write-off for the three and nine months ended September 30, 2024 and 2023, respectively.

8. PREPAYMENTS AND DEPOSITS, NET

	As of
	September 30, 2024	December 31, 2023

Prepaid expenses	$451,242	$123,809
Deposits to suppliers	105,419	91,997
Subtotal	556,661	215,806
Allowance for expected credit loss – Prepaid expenses	(16,960)	-
Total prepayments and deposits, net	$539,701	$215,806

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance for expected credit loss for such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PREPAYMENTS AND DEPOSITS, NET (Continued)

Movements of allowance for expected credit loss are as follows:

	For the nine months ended September 30, 2024	For the year ended December 31, 2023

Beginning balance	$-	$-
Addition	16,960	-
Ending balance	$16,960	$-

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	September 30, 2024	December 31, 2023

Computer and office equipment	$99,082	$91,947
Furniture & fixtures	124,178	111,164
Motor vehicle	22,792	89,729
Leasehold improvements	205,151	184,155
Subtotal	451,203	476,995
Less: accumulated depreciation	(403,695)	(399,137)
Total property and equipment, net	$47,508	$77,858

Depreciation expense for the three months ended September 30, 2024 and 2023 amounted to $7,083 and $17,028, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $32,411 and $54,993, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	September 30, 2024	December 31, 2023

Computer software	$59,149	$53,095
Less: accumulated amortization	(43,736)	(35,637)
Total intangible assets, net	$15,413	$17,458

Amortization expense for the three months ended September 30, 2024 and 2023 amounted to $1,256 and $1,344, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 amounted to $3,611 and $4,431, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. was reduced to 11,665 subsequent to the reverse stock split.

(v)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	September 30, 2024	December 31, 2023
Fair value of investment in marketable securities at the beginning of period / year	$20,171	$16,687
Unrealized holding (loss) gain	(6,641)	3,493
Transfer to non-marketable securities	(1,500)	-
Exchange rate effect	54	(9)
Fair value of investment in marketable securities at the end of period / year	$12,084	$20,171

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost. The carrying value of the Company’s investment in Phoenix Plus Corp. was $1,500 as of September 30, 2024 and December 31, 2023.

(ii)

On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

	As of
Radiance Holdings Corp	September 30, 2024	December 31, 2023
Cost of investment	$1,500	$-

Investment in non-marketable securities	1,500	-

13. CUSTOMER DEPOSITS

	As of
	September 30, 2024	December 31, 2023

Customer deposits – Non Refundable	$94,187	$100,540
Unexpired product coupons	700	1,035
Total customer deposits	$94,887	$101,575

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

14. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2024	December 31, 2023

Professional fees	$151,945	$348,664
Promotion expenses	53,467	47,995
Payroll	6,057	26,104
Amounts held in eWallets	187,137	185,137
Tax penalty	75,000	75,000
Others	67,290	43,161
Total other payables and accrued liabilities	$540,896	$726,061

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2024	December 31, 2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,460	$2,922
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	-	8,171

Total amount due from related parties			$2,460	$11,093

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2024	December 31, 2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$27,183	$30,439
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	-	54
Mr. Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355
Total account payable – related parties			$27,183	$34,848

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2024	December 31, 2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	547	570
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	535
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd	Payment on behalf by Mr. Yap	-	6,534
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	222	207
Total other payable – related parties			$769	$7,846

Related party transactions

Purchases

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$79,758	$73,054
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	151	397
Total purchases			$79,909	$73,451

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Purchases

Related party transactions

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$246,003	$188,032
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	17,231	17,961
Total purchases			$263,234	$205,993

Other purchases

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$900	$1,947
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	134	1,267
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	-	71
Total other purchases			$1034	$3,285

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,681	$4,155
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	2,800	4,637
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Purchase of products for general use	-	347
Total other purchases			$5,481	$9,139

Commission

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$550	$1,364
Total commission			$550	$1,364

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,938	$4,863
Total commission			$1,938	$4,863

Other income

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$652	$663
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	-	1,325
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	195	199
Total other income			$847	$2,187

Other income

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$1,954	$1,988
Redboy Picture Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy	Rental income	-	5,302
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	586	265
Total other income			$2,540	$7,555

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$14,976	$13,642
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense and facilities	21,708	7,952
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	-	-
Total other expenses			$36,684	$21,594

Other expenses

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$44,429	$41,126
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	5	-
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	37,338	23,857
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	1,755	-
Total other expenses			$83,527	$64,983

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2024 and December 31, 2023, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

Pursuant to a resolution passed at the Board Meeting on August 15, 2024, the number of authorized shares of the Company decreased from 1,000,000,000 shares of Common Stock at $0.0001 par value to 50,000,000 shares of Common Stock at $0.0001 par value.

As of September 30, 2024 and December 31, 2023, there were 50,000,000 common stocks authorized; 3,989,056 and 3,855,126 shares issued and outstanding, respectively.

Pursuant to a resolution passed at the Board Meeting on August 15, 2024, the Company declared a 1-for-20 reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share. Effective as of August 30, 2024, every 20 issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock decreased from 77,069,575 (pre-split) shares to 3,853,504 (post-split) shares.

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of share to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of September 30, 2024 and December 31, 2023, there were 5,143 and 0 shares issued respectively.

Treasury Stock

On January 26, 2024, the Company redeemed 6,765 treasury stock at par value $0.0001. As of September 30, 2024 and December 31, 2023, there were 0 and 6,765 treasury stock respectively.

Warrants

On October 10, 2023, the Company entered into an underwriting agreement with Network 1 Financial Securities, Inc., as underwriter named thereof, in connection with its initial public offering (“IPO”) of 82,500 shares of common stock, par value $0.0001 per share (the “Shares”) at a price of $80.00 per share. The Company issued Representative’s Warrants to purchase up to 5,775 shares of common stock at $88.00 per share, dated October 13, 2023, to Network 1 Financial Securities, Inc. The warrants shall be exercisable at any time, and from time to time, in whole or in part, 180 days after October 13, 2023 (i.e. the date of issuance) and expiring on October 10, 2028.

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

As of September 30, 2024, there were 5,775 warrants outstanding.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	September 30, 2024	December 31, 2023
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	15,020	12,434
Accumulated other comprehensive income (loss)	895	(752)
	16,012	11,779
ASL	-	-
Total	$16,012	$11,779

18. INCOME TAXES CREDIT (EXPENSES)

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Tax jurisdictions from:
Local – United States	$(302,021)	$(106,680)	$(1,130,098)	$(417,377)
Foreign – Malaysia	(222,258)	(164,841)	(513,397)	(680,993)
Foreign – Hong Kong	(2,635)	(49,271)	(2,151)	(42,601)

Loss before income tax	$(526,914)	$(320,792)	$(1,645,646)	$(1,140,971)

Income tax credit (expense) consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Current:
- Local	$-	$-	$-	$-
- Foreign	2,875	-	(13,803)	(3,825)

Deferred:
- Local	-	-	-	-
- Foreign	-	(3,943)	-	6,537
Income tax credit (expense)	$2,875	$(3,943)	$(13,803)	$2,712

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

18. INCOME TAXES CREDIT (EXPENSES) (Continued)

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

For the three and nine months ended September 30, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of September 30, 2024 and December 31, 2023, the operations in the United States of America incurred approximately $3,223,000 and $2,093,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of September 30, 2024 and December 31, 2023 were approximately $677,000 and $440,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd, Cedar ATPC Sdn Bhd., DSY Wellness International Sdn. Bhd., ATPC Green Energy Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the operations in Malaysia incurred approximately $3,249,000 and $2,796,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $746,000, $834,000, $1,213,000 and $456,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033 and 2034, respectively, if unutilized. The deferred tax valuation allowance as of September 30, 2024 and December 31, 2023 were approximately $870,000 and $670,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES CREDIT (EXPENSES) (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	September 30, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards in U.S.	$676,812	$439,492
Net operating loss carry forwards in Malaysia	869,126	664,105
Unabsorbed capital allowance carry forward in Malaysia	1,840	5,577
Less: valuation allowance	(1,547,778)	(1,108,955)
Deferred tax assets, net	$-	$219

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2024 and December 31, 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and nine months ended September 30, 2024 and 2023.

19. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s total revenues. For the nine months ended September 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s total revenues.

As of September 30, 2024, six individual customers accounted for approximately 22.8% of the Company’s balance of accounts receivable, respectively. As of December 31, 2023, six individual customers and one company accounted for approximately 40.2% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended September 30, 2024, two vendors accounted for approximately 57.3% and 19.0% of the Company’s total purchases. For the three months ended September 30, 2023, two vendors accounted for approximately 67.5% and 31.2% of the Company’s total purchases, respectively.

For the nine months ended September 30, 2024, the same two vendors accounted for approximately 63.4% and 19.9% of the Company’s total purchases. For the nine months ended September 30, 2023, two vendors accounted for approximately 53.0% and 27.7% of the Company’s total purchases.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 57.3% and 63.4% of the Company’s total purchases for the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2023, it accounted for approximately 67.5% and 53.0% of the Company’s total purchases, respectively.

As of September 30, 2024, two vendors accounted for approximately 54.6% and 24.6% of the Company’s total balance of accounts payable, respectively. As of December 31, 2023, two vendors accounted for approximately 61.8% and 35.4% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 24.6% and 35.4% of the Company’s total balance of accounts payable as of September 30, 2024 and December 31, 2023, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

No sales distributor accounted for 10% or more of the Company’s commission expense for the three months ended September 30, 2024. Two sales distributors accounted for 10% or more of the Company’s commission expense for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, one sales distributor accounted for 20.3% of the Company’s commission expense. For the nine months ended September 30, 2023, one sales distributor accounted for 10% or more of the Company’s commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2024 and December 31, 2023, $2,713,020 and $4,817,213 were deposited with financial institutions, respectively, $2,492,285 and $4,630,476 of these balances are not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for expected credit loss based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company did not have any bad debt on its account receivable.

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

20. LEASE

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

On July 11, 2024, the Company leased non-commercial vehicle as lessee under finance leases with 5 years lease terms. The Company recognized finance lease liabilities of approximately $72,772, using an effective interest rate of 4.42%, which was determined using the incremental borrowing rate.

Components of Leases	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Operating lease cost	$62,857	$35,538	$159,720	$115,202

Amortization of finance lease asset	11,896	-	18,956	-
Interest on finance lease liabilities	2,350	-	4,989	-

Components of leases	As of September 30, 2024	As of December 31, 2023

Weighted average remaining lease term (years)
Operating lease	1.74	2.48
Finance lease	4.58	5.00

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	6.7%	8.6%

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

20. LEASE (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending September 30,	Operating lease liabilities	Finance lease liabilities

2025	$173,307	$32,439
2026	125,038	32,439
2027	-	32,439
2028	-	32,439
Thereafter	-	54,273
Total lease payments	298,345	184,029
Less: interest	(14,096)	(30,017)
Present value of lease liabilities	$284,249	$154,012

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of September 30, 2024, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $66,028.

Short term lease cost for the three months ended September 30, 2024 and 2023 was $22,218 and $9,589, respectively. For the nine months ended September 30, 2024 and 2023, the short term lease cost was $43,980 and $29,359, respectively.

21. COMMITMENTS AND CONTINGENCIES

The Company has no material commitments or contingencies that are required to be disclosed. The Company has evaluated its obligations and contingencies and determined that no material commitments or contingencies exist at this time.

The Company will continue to monitor and evaluate any potential future commitments or contingencies and will disclose any material items as required.

Legal

The Company is not involved in any material legal proceedings and there are no legal matters that are required to be disclosed.

22. SUBSEQUENT EVENTS

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

Results of Operation

For the three months ended September 30, 2024 and 2023

Revenue

We generated revenue of $331,289, which comprised revenue from the Company’s network marketing business of $29,133 (approximately 8.8% of revenue); revenue from the Company’s operations in the provision of complementary health therapies of $283,752 (approximately 85.7% of revenue) and revenue from Company’s operation in wellness and wellbeing lifestyle of $18,404 (approximately 5.5% of revenue) for the three months ended September 30, 2024 as compared to $355,314, which comprised revenue from the Company’s network marketing business of $89,208 (approximately 25.1% of revenue); revenue from the Company’s operations in the provision of complementary health therapies of $266,106 (approximately 74.9% of revenue) and there were no revenue generated from the Company’s operation in wellness and wellbeing lifestyle for the three months ended September 30, 2023. Revenue from the Company’s network marketing business decreased significantly by $60,075, or approximately 67.3%. Revenue from the Company’s operations in the provision of complementary health therapies increased by $17,646, or approximately 6.6%. The Company generated $18,404 from skin care and healthcare products, a new revenue stream from the Company’s operations in wellness and wellbeing lifestyle. Total revenue decreased by $24,025, or approximately 6.8%. The revenue decreased from the Company’s network marketing business was predominately due to the poor performance owing to limited product range available as compared to the previous years, which limited the potential development of this revenue stream. The revenue increased in provision of complementary health therapies business was due to after COVID-19 pandemic, more individual turned to complementary health therapies as preventive care and wellness to maintain good health, prevent illness and promote overall well-being. To align with Company’s core mission and emphasizing commitment to health and wellness, the Company venture into a new revenue stream by providing skin care and healthcare products in the Company’s operation in wellness and wellbeing lifestyle.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 amounted to $147,104 as compared to $120,586 for the three months ended September 30, 2023, an increase of $26,518 or approximately 22.0%. The increase was due to the higher product cost in the Company’s network marketing business and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods and services purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended September 30, 2024 amounted to $184,185, represented a gross margin of approximately 55.6% as compared to $234,728 for the three months ended September 30, 2023, equivalent to a gross margin of approximately 66.1%. The decrease in gross margin was predominantly due to lower gross margin sustained by the Company’s network marketing business and the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses (as defined below). Total operating expenses were $732,295 for the three months ended September 30, 2024, increased by $180,489 or approximately 32.7% from $551,806 for the three months ended September 30, 2023.

Selling expenses

Selling expenses for the three months ended September 30, 2024 amounted to $41,582 as compared to $49,285 for the three months ended September 30, 2023, a decrease of $7,703, or approximately 15.6%. The Company’s selling expenses typically comprise salaries and benefits expenses which represented approximately 80% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $6,894 and $14,002 for the three months ended September 30, 2024 and 2023, respectively. The decrease in commission expenses was in line with the decrease in revenue in Company’s network marketing business.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended September 30, 2024 amounted to $683,819, as compared to $488,519 for the three months ended September 30, 2023, an increase of $195,300, or approximately 40.0%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses. The increase in G&A expenses was mainly due to the salary incurred for one executive director and three independent directors, professional fees and the Nasdaq annual listing fees.

Other Income (Expenses), Net

For the three months ended September 30, 2024, the Company recorded an amount of $21,196 as other income, net, as compared to $3,714 other expenses, net, for the three months ended September 30, 2023, represented an increase of $24,910 in other income, net, or approximately 670.7%.

The other income, net of $21,196 generated during the three months ended September 30, 2024 comprised of foreign currency exchange gain of $2,525, unrealized holding loss on marketable securities of $1,176, other income, net of $3,445, gain on disposal of property and equipment of $111 and interest income of $16,291. The other expenses, net of $3,714 incurred during the three months ended September 30, 2023 comprised foreign currency exchange loss of $382, unrealized holding loss on marketable securities of $3,872, other expenses, net of $98, interest income of $658 and loss on disposal of property and equipment of $20.

Income Tax Credit (Expense)

The Company recorded benefit of income taxes of $2,875 and provision for income taxes of $3,943 for the three months ended September 30, 2024 and 2023, respectively. Both the provision for income taxes as well as the benefit of income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $199,304 from a net loss of $324,735 for the three months ended September 30, 2023 to a net loss of $524,039 for the three months ended September 30, 2024, mainly due to reasons as discussed above.

For the nine months ended September 30, 2024 and 2023

Revenue

We generated revenue of $962,971, which comprised revenue from the Company’s network marketing business of $95,458 (approximately 9.9% of revenue); revenue from the Company’s operations in the provision of complementary health therapies of $849,109 (approximately 88.2% of revenue) and revenue from Company’s operation in wellness and wellbeing lifestyle of $18,404 (approximately 1.9% of revenue) for the nine months ended September 30, 2024 as compared to $1,040,017, which comprised revenue from the Company’s network marketing business of $318,729 (approximately 30.6% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $721,288 (approximately 69.4% of revenue) for the nine months ended September 30, 2023. Revenue from the Company’s network marketing business decreased significantly by $223,271, or approximately 70.1%. Revenue from the Company’s operations in the provision of complementary health therapies increased by $127,821, or approximately 17.7%. The Company generated $18,404 from skin care and health products, a new revenue stream from the Company’s operations in wellness and wellbeing lifestyle. Total revenue decreased by $77,046, or approximately 7.4%. The decrease was predominately due to the poor performance from the Company’s network marketing business owing to limited product range available as compared to the previous years, which limited the potential development of this revenue stream.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2024 amounted to $381,805 as compared to $356,875 for the nine months ended September 30, 2023, an increase of $24,929, or approximately 7.0%. The increase was not in line with the decrease in revenue due to higher product cost in the Company’s network marketing business and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods and services purchased, packing materials and services acquired.

Gross Profit

Gross profit for the nine months ended September 30, 2024, amounted to $581,166, represented a gross margin of approximately 60.4% as compared to $683,142 for the nine months ended September 30, 2023, equivalent to a gross margin of approximately 65.7%. The decrease in gross margin was predominantly due to lower gross margin sustained by the Company’s network marketing business and the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses. Total operating expenses were $2,306,400 for the nine months ended September 30, 2024, increased by $492,763 or approximately 27.2% from $1,813,637 for the nine months ended September 30, 2023.

Selling expenses

Selling expenses for the nine months ended September 30, 2024 amounted to $129,938 as compared to $189,509 for the nine months ended September 30, 2023, a decrease of $59,571, or approximately 31.4%, predominantly due to decrease in promotional expenses and reduced in number of headcounts as compared to previous year. The Company’s selling expenses typically comprise of salaries and benefits expenses which represented approximately 80% to 85% of total selling expenses, credit card processing fees and promotional expenses.

Commission expenses

Commission expenses were $23,573 and $69,886 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $46,313, or approximately 66.3%. The decrease in commission expenses was in line with the decrease in revenue in Company’s network marketing business.

General and administrative expenses (“G&A expenses”)

G&A expenses for the nine months ended September 30, 2024 amounted to $2,152,889, as compared to $1,554,242 for the nine months ended September 30, 2023, an increase of $598,647, or approximately 38.5%. The increase in G&A expenses was mainly due to the salary incurred for one executive director and three independent directors, professional fees and the Nasdaq annual listing fees. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses and depreciation expenses.

Other Income (Expenses), Net

For the nine months ended September 30, 2024, the Company recorded an amount of $79,588 as other income, net, as compared to $10,476 other expenses, net, for the nine months ended September 30, 2023, represented an increase of $90,064 in other income, net, or approximately 859.7%.

The other income, net of $79,588 generated during the nine months ended September 30, 2024 comprised foreign currency exchange gain of $1,745, unrealized holding loss on marketable securities of $6,642, other income, net of $25,942, gain on disposal of property and equipment of $111 and interest income of $58,432. The other expenses, net of $10,476 incurred during the nine months ended September 30, 2023 comprised foreign currency exchange loss of $34,958, unrealized holding gain on marketable securities of $4,838, other income, net of $12,402, interest income of $5,475 and gain on disposal of property and equipment of $1,767.

Income Tax Expense (Credit)

The Company recorded provision for income taxes of $13,803 and benefit of income taxes of $2,712 for the nine months ended September 30, 2024 and 2023, respectively. Both the provision for income taxes as well as the benefit of income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $521,189 from net loss of $1,138,259 for the nine months ended September 30, 2023 to net loss of $1,659,449 for the nine months ended September 30, 2024, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of September 30, 2024, we had working capital of $2,452,343, consisting of cash and cash in bank of $266,173 and time deposits of $2,452,860 as compared to working capital of $4,113,614 consisted of cash and cash in bank of $510,019 and time deposits of $4,322,441 as of December 31, 2023. The Company had a net loss of $1,659,449 for the nine months ended September 30, 2024 and accumulated deficits of $8,709,605 as of September 30, 2024 as compared to net loss of $2,109,935 for the year ended December 31, 2023 and accumulated deficits of $7,047,571 as of December 31, 2023.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023

Net cash used in operating activities	$(2,080,879)	$(995,706)
Net cash used in investing activities	(48,611)	(7,200)
Net cash used in financing activities	(6,691)	(113,911)
Effect of exchange rate on cash and cash equivalents	22,754	(9,954)
Decrease in cash and cash equivalents	$(2,113,427)	$(1,126,771)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $2,080,879, comprised of net loss of $1,659,449, gain on disposal of office equipment of $111, the increase in inventories of $6,473, the increase in prepaid taxes of $8,592, the increase in prepayments and deposits of $329,898, the increase in other receivables $949, the decrease in customer deposits of $16,349, the payment of operating lease liabilities of $102,605, the decrease in other payables (including related parties) and accrued liabilities of $186,986. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $36,022, amortization of finance assets of $18,956, amortization of operating right-of-use assets of $103,187, unrealized holding loss on marketable securities of $6,642, deferred tax benefit of $218, allowance for expected credit loss $28,359, the decrease in accounts receivables of $6,353, the decrease in other receivables (including related parties) of $8,858, the increase in account payable (including related parties) $8,724, and the increase of income tax payable of $13,213.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $48,611, which was due to purchase of property and equipment of $48,722 and proceeds from disposal of office equipment $111.

Net cash used in investing activities for the nine months ended September 30, 2023 was $7,200, which was in respect of purchase of equipment.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $6,691, which was the reduction of finance lease liability.

Deferred offering cost made up the entire net cash used in financing activities for the nine months ended September 30, 2023 of $113,911.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, allowance for expected credit loss, impairment of long-lived assets and allowance for deferred tax assets. Following are the methods and assumptions used in determining our estimates.

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. The Company did not recognize any inventory write-downs nor inventory write-off for the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the carrying amounts of operating right-of-use assets and property and equipment amounted to $282,734 and $47,508 as compared to December 31, 2023, the carrying amounts of operating right-of-use assets and property and equipment amounted to $357,301 and $77,858, respectively. No impairment losses on operating right-of-use assets and property and equipment were recognized as of September 30, 2024 and 2023.

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

Allowance for expected credit loss

The Company estimates and records an allowance for its expected credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers.

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

Sales of Skin Care, Health and Wellness products

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

- Performance obligations satisfied at a point in time

Products for the provision of complementary health therapies are predominantly Chinese herbs in different forms, processed or otherwise, for prescriptions for treating non-communicable diseases.

The Company based on the health screening test report to prescribe the products for the provision of complementary health therapies, the Company deliver the products to the customers during the consultation session.

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

Accounting Standards Adopted in 2024

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the unaudited condensed consolidated financial statements for the nine months ended and as at September 30, 2024.

The adoption of these ASUs did not have a material impact on the unaudited condensed consolidated financial statements for the nine months end and as at September 30, 2024.

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

Credit risk. Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for expected credit loss based upon factors surrounding the credit risk of specific customers, historical trends and other information.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of September 30, 2024, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer identified the following material weakness during its assessment of internal controls over financial reporting as of September 30, 2024:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2025.

Changes in Internal Control over Financial Reporting:

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2024
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 14, 2024
	By:	/s/ LEE Kam-Fan, Andrew
	Title:	Chief Financial Officer,

