Form 10-K
period 2024-12-31
Agape ATP Corp
filed 2025-03-31
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

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

$4,707,086.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2025
Common Stock, $0.0001 par value	50,005,381

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

On November 25, 2024, CEDAR increased its number of ordinary shares to 1,000,000 shares at RM 0.01 per share.

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

On December 25, 2024, the Company incorporated ATPC Technology Private Limited (“ATPC Tech”) in China, a wholly owned subsidiary in AATP HK to collaborate with local IT expertise to develop comprehensive digital wellness platform that integrates e-commerce, online consultations, chronic disease management, and robust supply chain services catering to ASEAN market.

The accompanying consolidated financial statements reflect the activities of the Company, AATP LB, AATP HK, CEDAR, ASL, DSY Wellness, AGE, ATPC Exim, ATPC Tech and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 4).

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesaling of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Cedar ATPC Sdn. Bhd. (formerly known as Wellness ATP International Holdings Sdn. Bhd.)	Malaysia, September 11, 2020	100 shares of ordinary share of RM1 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

7.	ATPC Green Energy Sdn. Bhd. (Formerly known as OIE ATPC Holdings (M) Sdn. Bhd.)	Malaysia, March 14, 2024	1,000,000 shares of ordinary share of RM0.01 each	Renewable energy	100%

8.	OIE ATPC Exim (M) Sdn. Bhd.	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

9.	ATPC Technology Private Limited	China, December 25, 2024	50,000 shares of ordinary share of CNY1 each	Digital wellness platform	100%

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

We currently offer two series of products: ATP Zeta Health Program and E.A.T.S. The ATP Zeta Health Program is a health program designed to assist in the elimination of various diseases caused by environmental pollutants, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled dieticians. The Easy and Tasty Series (“E.A.T.S”) is crafted to bring nutritious lifestyle in convenient approach to maintain healthy living.

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

ATPC Technology Private Limited (“ATPC Tech”) intend to collaborate with local IT expertise to develop comprehensive digital wellness platform that integrates e-commerce, online consultations, chronic disease management, and robust supply chain services catering to ASEAN market.

Our Products

We offer two series of products: (i) ATP Zeta Health Program and (ii) E.A.T.S. in ASL.

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

DSY Wellness provides complementary health therapies based on the health screening test report to prescribe the products and therapies.

AGE provides products, technical knowledge and solutions for sustainability, energy savings and promoting environmental stewardship.

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

The following table sets forth the number of members and distributors at the date indicated:

	Number of Distributors	Number of Members	Total Number of Distributors and Members
As at December 31, 2024	56,465	72,193	128,658

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

Quality Control

At present, our products are predominately sold in Malaysia. As the contents and combination of the main ingredients in our ATP Zeta Health Program and E.A.T.S series are categorized as health food rather than medicines or drugs, all of our products require authorization from the Food Safety and Quality Division of the Ministry of Health, Malaysia according to the Food Act 1983 (ACT 281) & Regulations in order to be sold in the country. Accordingly, we have obtained the appropriate authorizations from the Food Safety and Quality Division of the Ministry of Health, Malaysia for all products in our ATP Zeta Health Program and E.A.T.S series.

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

Intellectual Property

We consider trademarks, patents and copyrights to protect our intellectual property rights critical to our success. We are the registered owner of five registered trademarks in Malaysia. We are also the registered owner of domain named “agapeatpgroup.com”.

Employees

As at December 31, 2024, we had 16 employees (excluding our Directors). The following table sets forth the number of employees by function:

Function	Number of employees

Senior Management	3
Business Development Department	2
Finance Department	4
Human Resources Department	2
Operations Department	4
Technology Infrastructure Department	1
Total	16

Insurance

The Employees’ Social Security Act, 1969, Malaysia mandates employers and employees to make a monthly contribution to the Social Security Organisation, Malaysia, (“SOCSO”) for any employee who is employed for wages paid under a contract of service or apprenticeship with an employer for the purpose of providing social security protection to employees and their dependents against occupational injuries, including industrial accident, accident during emergency at the employers’ premises, occupational diseases and commuting accidents. Depending on the monthly wages earned by the employee, employers shall cause to be deducted from the respective employee’s wages, amounts that ranges between RM0.10 to RM29.75 for monthly wages between RM30 to RM6,000. The employers’ contribution corresponds to the said rates are between RM0.4 to RM104.15. Rates applicable to both the employee and employer are fixed at the maximum rate of RM29.75 and RM104.15 respectively. Employees who have attained 60 years of age are not required to contribute to the scheme. The employer’s responsibility towards this group shall be at a reduced rate which ranges between MYR0.30 to RM74.40 for the said wage band.

Other than SOCSO, effective January 1, 2018, employees and employers in the private sector are mandated to contribute to an employment insurance system, (“EIS”) under the Employment Insurance System Act, 2017. Both the employee and employer shall contribute at an equal rate at 0.2% of the employee’s wages under the scheme, subject to a maximum monthly wage rate of RM6,000. No further contribution to the scheme is required from the employee or the employer for employees who have attained 60 years of age; and employees aged 57 and above who have no prior contributions are exempted.

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

Regulations

At present, our products are predominately sold in Malaysia. As the contents and combination of the main ingredients in our ATP Zeta Health Program and E.A.T.S. series are categorized as health food rather than medicines or drugs, all of our products require authorization from the Food Safety and Quality Division of the Ministry of Health, Malaysia according to the Food Act 1983 (ACT 281) & Regulations in order to be sold in the country. Accordingly, we have obtained the appropriate authorizations from the Food Safety and Quality Division of the Ministry of Health, Malaysia for all products in our ATP Zeta Health Program and E.A.T.S series.

ITEM 1A. RISK FACTORS

We are exposed to concentration risk of heavy reliance on our two largest suppliers for the supply of our products, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

For the year ended December 31, 2024, we purchased $335,494 and $98,391 from two of our major suppliers, represented approximately 59.8% and 17.5% respectively, of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major suppliers and our continuous supplier-customer relationships with them. Our heavy reliance on our major suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

We currently do not have long term supply agreements with our two largest suppliers for the year ended December 31, 2024, and we typically make ad hoc purchases through submission of purchase order forms. There is no assurance that our major suppliers will continue to supply their products in the quantities and timeframes required by us to meet the needs of our customers or comply with their supply agreements with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our major suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected.

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

We rely on intellectual property laws in Malaysia and other jurisdictions to protect our trademarks. We are the registered owner of five trademarks in Malaysia. We cannot assure that counterfeiting or imitation of our products will not occur in the future or, if it does occur, that we will be able to address the problem in a timely and effective manner. Any occurrence of counterfeiting or imitation of our products or other infringement of our intellectual property rights could negatively affect our brand and our reputation, which in turn adversely affects the results of our operations.

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

Agape S.E.A. Sdn Bhd’s equity at risk was insufficient to finance its business activities and it provided all of the Company’s purchases during the fiscal years ended December 31, 2020 and 2019. As a result, it is considered to be a variable interest entity (“VIE”) and the Company is the primary beneficiary since it has both of the following characteristics, (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. However, the Company no longer relied on the VIE after the fiscal year ended December 31, 2020. For the years ended December 31, 2024 and 2023, Agape S.E.A. Sdn Bhd did not provide any purchase to the Company. In addition, Agape S.E.A.’s impact to our consolidated financial statements constitutes less than 1% of our total consolidated assets. While the Company have not made any purchases from the VIE for the year ended December 31, 2024, we may expect to continue to rely on ASL’s beneficiary ownership structure with Agape S.E.A. to operate our business.

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

In connection with the audit of our consolidated financial statements as of December 31, 2024, we identified two “material weaknesses”, and other control deficiencies including significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the Company were: (i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned.

We have taken measures and plan to continue to take measures to remedy these material weaknesses. The measures that we are planning to take include, but not limited to, hiring full-time personnel with appropriate levels of accounting knowledge and experience to address the U.S. GAAP or provide training and development opportunities for existing personnel to enhance their accounting knowledge and expertise and forming an internal audit function and have plans to hire internal auditors to strengthen our overall governance. If hire full time internal auditors is not feasible, we plan to engage a consulting firm that specializes in compliance and internal controls as a temporary solution. All internal auditors will be independent of our operations and will report directly to the audit committee. The implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting, and we cannot conclude that they have been fully remedied. Our failure to correct theses material weaknesses or our failure to discover and address any other material weaknesses could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis.

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

We launched our ATP Zeta Super Health Program business in June 2016, the same month in which our Company was incorporated, followed by our “ENERGETIQUE”, “BEAUNIQUE” and “E.A.T.S.” series in July 2018, March 2019 and March 2023 respectively. Due to the poor response from distributors to “ENERGETIQUE” and “BEAUNIQUE” series, we decided to discontinue the two series in December 2022. We have limited experience in most aspects of our business operation, such as sourcing products for and offering advisory services on all the three programs. As our business develops and as we respond to competition, we may continue to introduce new product and services offerings and make adjustments to our existing product line and services and to our business operation in general. Any significant change to our business model that does not achieve expected results may have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.

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

Our total revenues decreased by approximately 7.6% from approximately $1.4 million for the year ended December 31, 2023 to approximately $1.3 million for the year ended December 31, 2024. Our gross profit decreased by approximately 18.9% from approximately $0.9 million for the year ended December 31, 2023 to approximately $0.7 million for the year ended December 31, 2024.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including Malaysian Ringgit and the Hong Kong Dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies would not materially affect our financial results.

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

Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition, results of operations and prospects. The Malaysian economy registered modest growth of approximately 5.1 % and 3.0% in December 31, 2024 and December 31, 2023 respectively, according to the Department of Statistics Malaysia. Although the overall Malaysian economic environment (in which we predominantly operate) appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty.

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

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. On February 5, 2025, the Company obtained approval from stockholders in a special meeting to increase number of authorized common stock from 50,000,000 to 500,000,000 and to issue 46,000,000 shares of common stock at $0.0001 per share. On February 28, 2025, the Company signed shares subscription agreement with 18 subscribers to issue 46,000,000 shares of common stock at the price of $0.50 per share (the “Private Placement”). Immediately prior to the Private Placement, the Company had a total of 4,005,381 shares of common stock issued and outstanding. Immediately after the closing of the Private Placement, the Company is expected to have a total of 50,005,381 shares of common stock issued and outstanding. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We may issue additional shares of common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital-raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 5 properties ranging from approximately 2,500 to 11,900 square feet in Kuala Lumpur and Ipoh which primarily carry out the functions of a staff accommodation, warehouse, office, service centers and sales branches in different regions of Malaysia.

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

Holders

As of December 31, 2024, we had 3,989,056 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,392 record holders of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Years Ended December 31,
	2024	2023

Revenue	$1,322,747	$1,431,088
Net loss attributable to Agape ATP Corporation	$(2,470,474)	$(2,101,985)
Loss per share – basic and diluted	$(0.63)	$(0.55)

	As of December 31,
	2024	2023

Total assets	$3,240,020	$5,744,494
Total liabilities	$1,310,899	$1,363,631

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

Via ASL, the Company offers two series of programs which consist of different services and products: ATP Zeta Health Program and E.A.T.S.

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

ATPC Technology Private Limited (“ATPC Tech”) intend to collaborate with local IT expertise to develop comprehensive digital wellness platform that integrates e-commerce, online consultations, chronic disease management, and robust supply chain services catering to ASEAN market.

Results of Operation

For the years ended December 31, 2024 and 2023

Revenue

We generated revenue of $1,322,747, which comprised of revenue from the Company’s network marketing business of $137,050 (approximately 10.4%); revenue from the Company’s operations in the provision of complementary health therapies of $1,120,843 (approximately 84.7%); $22,091 from skin care and healthcare products, a new revenue stream from the Company’s operations in wellness and wellbeing lifestyle and $42,763 from the operation in green energy for the year ended December 31, 2024 as compared to revenue of $1,431,088, which the amount was mainly attributed from the Company’s network marketing business of $396,122 (approximately 27.7%); and $1,033,221 (approximately 72.2%) from the Company’s operations in the provision of complementary health therapies for the year ended December 31, 2023.

Total revenue for the year ended December 31, 2024 decreased by $108,341, or approximately 7.6% from the year ended December 31, 2023. Revenue from the Company’s network marketing business decreased significantly by $259,072, or approximately 65.4%, whereas the revenue from the provision of complementary health therapies increased by $87,622, or approximately 8.5%, new revenue streams $22,091 from the Company’s operations in wellness and wellbeing lifestyle and $42,763 from the operation in green energy. The decreased revenue from the Company’s network marketing business due to limited product range available as compared to the previous years, it limited the potential development of this revenue stream. We did not offer as many categories of the health products in our network marketing business during fiscal year 2024 as compared to prior years due to the company strategically shifting the business focus from company’s network marketing business to new revenue streams that can help restore growth and diversify income streams. During the year ended December 31, 2024, we launched new revenue streams from the Company’s operations in wellness and wellbeing lifestyle and ventured into green energy industry by providing products, technical knowledge and solutions for sustainability and energy savings. However, the increased of approximately $64,854 from new revenue streams was less than the significant decrease of revenue related to the sales of existing products related to network marketing business. The revenue increase in provision of complementary health therapies business was due to the increase in public awareness about the importance of physical and mental health, more individual turned to complementary health therapies as preventive care and wellness to maintain good health, prevent illness and promote overall well-being, more service orders were processed during the year ended December 31, 2024 compared with previous year, also led the increase of related products sold.

Cost of Revenue

Cost of revenue for the year ended December 31, 2024 amounted to $563,599 (approximately 42.6% of revenue) as compared to $494,516 (approximately 34.6% of revenue) for the year ended December 31, 2023, representing an increase of $69,083, or approximately 14.0%. The cost of revenue increase due to the company wrote down the inventory in the network marketing business and the cost incurred in the Company’s operations in wellness and wellbeing lifestyle and green energy are relatively higher as compared to network marketing business and provision of complementary health therapies business.

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies.

Gross Profit

Gross profit for the year ended December 31, 2024 amounted to $759,148, represented a gross margin of approximately 57.4%, as compared to $936,572 for the year ended December 31, 2023, which was equivalent to a gross margin of approximately 65.4%. The decrease in gross profit margin in year ended December 31, 2024 was due to low gross profit margin in Company’s operations in wellness and wellbeing lifestyle and green energy.

The gross profit margin related to our network marketing business was approximately 69.6% and 84.1% for the years ended December 31, 2024 and 2023, respectively; the gross profit margin related to our provision of complementary heath therapies business was approximately 59.1% and 58.5%, respectively; the gross profit margin related to the new revenue streams, Company’s operations in wellness and wellbeing lifestyle and green energy was approximately 2.3% and 2.9%   respectively, for the year ended December 31, 2024. In addition to that, there was $7,081 inventory write-downs during the year ended December 31, 2024, whereas no inventory write-downs were recorded for the year ended December 31, 2023.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the year ended December 31, 2024 amounted to $162,712 as compared to $629,003 for the year ended December 31, 2023, a significant decrease of $466,291, or approximately 74.1%. The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. The significant decrease in selling expenses was due to the decrease in promotional expenses incurred in the network marketing business.

Commission expenses

Commission expenses were $34,905 and $88,132 for the years ended December 31, 2024 and 2023, respectively, representing a significant decrease of $53,227, or approximately 60.4%. The significant decrease in commission expenses was due to the decrease in revenue from the Company’s network marketing business.

General and administrative expenses (“G&A expenses”)

G&A expenses for the year ended December 31, 2024 amounted to $3,134,874, as compared to $2,366,016 for the year ended December 31, 2023, representing an increase of $768,858, or approximately 32.4%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and provision for credit losses. Upon uplisted in Nasdaq capital market, the Company incurred Nasdaq annual listing fees, and the Company also appointed two executive directors and three independent directors, which led the increase of executive salaries for the year ended December 31, 2024 compared to previous year.

Other Income (Expenses)

For the year ended December 31, 2024, we recorded an amount of $92,233 as other income, net as compared to $40,219 other income, net for the year ended December 31, 2023, representing a significant change of $52,014. The net other income of $92,233 incurred during the year ended December 31, 2024 comprised of other income, net of $29,209, interest income of $67,930, unrealized holding loss on marketable securities of $5,018, gain on disposal of property and equipment of $112. The net other income of $40,219 incurred during the year ended December 31, 2023 comprised of other income, net of $5,724, interest income of $29,249, unrealized holding gain on marketable securities of $3,493, gain on disposal of property and equipment of $1,753. The significant change was due to the interest income from time deposit.

Income Tax Expense

We incurred income tax expense of $4,934 for the year ended December 31, 2024 as compared to $3,575 for the year ended December 31 2023. During the year ended December 31, 2024 and 2023, our operations in Malaysia incurred income taxes expenses as a result of provision assessment made by local tax authority for prior year tax.

Net Loss

We incurred a net loss of $2,486,044 for the year ended December 31, 2024, as compared to $2,109,935 for the year ended December 31, 2023, an increase of $376,109, or approximately 17.8%, predominately due to reasons as discussed above.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of $1,656,571 consisting of cash and cash in bank of $240,243 and time deposits of $1,800,000 as compared to working capital of $$4,113,614 consisting of cash and cash in bank of $494,771 and time deposits of $4,322,441 as of December 31, 2023. The Company had a net loss of $2,486,044 for the year ended December 31, 2024 and accumulated deficits of $9,518,045 as of December 31, 2024 as compared to net loss of $2,109,935 for the year ended December 31, 2023 and accumulated deficits of $7,047,571 as of December 31, 2023.

The following summarizes the key components of our cash flows for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023

Net cash used in operating activities	$(2,726,215)	$(2,001,823)
Net cash used in investing activities	(50,050)	(17,251)
Net cash used in financing activities	(11,856)	5,398,037
Effect of exchange rate on cash and cash equivalents	(4,096)	15,067
Net change in cash and cash equivalents	$(2,792,217)	$3,394,030

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $2,726,215 and were mainly comprised of the net loss of $2,486,044, gain on disposal of office equipment of $112, the increase in accounts receivables of $28,295, the increase in inventories of $4,225, the increase in prepaid taxes $22,322, the increase in prepayments and deposits of $434,447, the increase in other receivables of $2,105, the decrease in accounts payables (related parties) of $5,107, the decrease in customer deposits of $7,340, the payment of operating lease liabilities of $139,476, the decrease in other payables (related parties) of $7,065. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $57,340, amortization of operating right-of-use assets of $139,867, amortization of finance assets of $29,445, unrealized holding loss on marketable securities of $5,018, allowance for expected credit loss of $98,705, deferred tax expense of $220, inventory write-down of $7,081, decrease in amount due from related parties of $8,889, increase in accounts payables of $44,657, the increase in other payables and accrued liabilities of $14,761 and the increase of income tax payable of $4,340.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2024 was $50,050, the amount resulted from the purchase property and equipment of $50,162 and proceeds from disposal of office equipment $112.

Net cash used in investing activities for the year ended December 31, 2023 was $17,251, the amount mainly resulted from the purchase property and equipment of $52,320 and proceeds from disposal of office equipment $35,069.

Financing activities

Net cash used in financing activities for the year ended December 31, 2024 was $11,856, the amount mainly for the reduction of finance lease liability.

Net cash provided by financing activities for the year ended December 31, 2023 was $5,398,037, consisted of the proceeds from issuance of common stock for $5,501,520, cash used for shares repurchased of $93,889 and reduction of finance lease liability of $9,594.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets, allowance for estimation of coupon redemption and the assumptions used in the valuation of the derivative financial instruments. Following are the methods and assumptions used in determining our estimates.

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2024 and 2023, the Company recognize an inventory write-downs of $7,081 and $0, respectively.

Impairment of long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

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

Allowance for expected credit loss

The Company estimates and records an allowance for its expected credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. For the years ended December 31, 2024 and 2023, the Company recognize an allowance for expected credit loss of $32,857 and $542, respectively.

Allowance for estimation of coupon redemption

The Company offers various coupon programs to customers, which result in the potential redemption of coupons against future purchases. The estimation of coupon redemption requires assumptions. This estimate is based on historical redemption patterns, customer behaviour trends, and the terms and conditions of the coupon programs. Management considers factors such as the type of coupon, the period of validity that could influence redemption rates. The Company makes estimates about the likelihood and timing of coupon redemptions, which may vary based on changing customer behaviour and economic conditions. If the actual redemption rate differs from the estimated rate, it could impact the redemption liability and related expenses in future periods. The allowance for coupon redemption is regularly reviewed and adjusted as more information becomes available to ensure that it reflects the expected redemption accurately.

Assumptions used in the valuation of the derivative financial instruments

The Company issued Representative’s Warrants to purchase up to 115,500 shares of common stock at $4.4 per share, dated October 13, 2023, to Network 1 Financial Securities, Inc. The warrants shall be exercisable at any time, and from time to time, in whole or in part, commencing from October 13, 2023 (i.e. the date of issuance) and expiring on October 10, 2028. The Company used Black-Scholes-Merton Model to estimate the fair value of the Warrants and recognized as equity. No subsequent measurement has been performed as the Warrants are classified as equity.

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

Sales of Skin Care, Health and Wellness products

- Performance obligations satisfied at a point in time

The Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the skin care, health and wellness products are transferred to its customer at the Company’s office or shipment of the goods. The revenue is recorded net of estimated discounts and return allowances. Products are given 60 days for returns or exchanges from the date of purchase. Historically, there were insignificant sales returns.

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

Sales of products and services for the operations in green energy

- Performance obligations satisfied over time

The Company provides products, technical knowledge and solutions for sustainability and energy savings. The Company delivered the products to the customers and enhances the products that the customer controls. The products that the Company created has no alternative use to the Company. The Company has an enforceable right to receive payment for performance completed to date, the Company recognized revenue based on the percentage of cost incurred.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires disclosures of additional information of the nature of expenses included in the income statement as well as disclosures about specific expense categories in the notes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, which early adoption permitted. This update can be applied either retrospectively to any or all prior periods presented in the consolidated financial statements or prospectively to financial statements issued for reporting period after the effective date of this Update. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-04 “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The clarification is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

The adoption of the accounting standards has no material impact on the consolidated financial statements for the year ended December 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of December 31, 2024, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2024:

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

To further strengthen the Company’s internal controls, we plan to initiate the following measures going forward:

1.	We plan to engage a consulting firm that specializes in compliance and internal controls as a temporary solution to improve the internal control.

2.	Once we hire additional employees, we intend to initiate a comprehensive training program and development plan to provide ongoing company-wide trainings regarding internal control and requirements of U.S. GAAP financial statements and related disclosures, with particular emphasis on our accounting staff.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2025.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	61	Chief Executive Officer, President, Director, Chief Operating Officer, Chairman of the board of Directors and Secretary
Wilfrendo Fernando Cortizo	68	Executive Director
John Hing Vong	77	Executive Director
Lee Kam Fan, Andrew	63	Chief Financial Officer
Ramesh Ruben Louis	47	Independent Director
Ni Luh Dharma Kerti Natih	60	Independent Director
Kadende Kaiser Rose Marie	63	Independent Director
Ting Wan Lock	33	Vice President, Corporate Finance

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

Mr. Ramesh Ruben Louis, PhD serves as our independent director since October 13, 2023. Prior to joining the Company, Mr. Louis, PhD has approximately 25 years of accounting and finance related experience. Since January 2011, Mr. Louis, PhD has been an executive director and principal consultant of Assurance Threesixty Consulting. Since November 2009, Mr. Louis, PhD has been a professional freelance trainer and consultant at My Learning Training Resources, where he conducted various training courses including training for MIA, ACCA, CPA Australia ISCA Singapore. From May 2006 to October 2009, Mr. Louis, PhD was an executive director at Anuarul Azizan Chew Group, where he was involved in internal audit, risk management and review/assessment of internal controls assignments of various organisations including public listed companies in Malaysia. From 2000 to 2006, Mr. Louis, PhD worked in BDO Binder, where he worked in areas including corporate finance and assurance advisory, his last role being assistant audit manager. From 1997 to 1998, Mr. Louis, PhD was an audit assistant at Arthur Andersen & Co. Mr. Louis, PhD graduated with a bachelor of accounting from the National University of Malaysia in 2000, and graduated with a master of business administration from the University of Strathclyde, United Kingdom in 2012. Mr. Louis, PhD obtained a doctorate of philosophy from the University of Malaya in September, 2021. Mr. Louis, PhD became a member of CPA Malaysia in 2005, a member of the Institute of Internal Auditors Malaysia in 2010 and a member of the Association of Chartered Certified Accountants in 2011. Mr. Louis, PhD is also a director of AsiaFIN Holdings Corp.

Dr. John Hing Vong , PhD serves as our independent director from October 13, 2023. On November 15, 2024, Dr. Vong resigned as our independent director and serve as our executive director and deputy chairman of the Company. Prior to joining the Company, Dr. Vong, PhD has over 44 years of fintech and education experience. Dr. Vong, Phd is currently the lead of sustainable finance at ClimateWorks Australia since September 2021, a non-executive independent council member of Regional Bank since June 2013, and a senior technical specialist of the United Nations since May 2003. Dr. Vong, PhD has been a senior technical specialist at Asian Development Bank from January 2019 to February 2022, and a senior technical consultant at World Bank Group from September 2006 to June 2021. Dr. Vong, PhD has been a professor at the National University of Singapore from May 2015 to April 2017, foundation director of the Fintech Academy at the Singapore Management University from June 2013 to December 2014 and associate professor at James Cook University Singapore from February 2012 to June 2013. From October 2008 to October 2011, Dr. Vong, PhD was a deputy chief executive officer at Sacombank in Vietnam. In 2002 Dr. Vong, PhD was a senior consultant at PAGF- DFAT Australia in the Philippines. From February 1999 to February 2001, Dr. Vong, PhD was a team leader at Deloitte Australia. From 1994 to 1998 Dr. Vong, PhD was a regional director- lecturer of the Massachusetts Institute Technology and Nanyang Fellows Program at Nanyang Technological University. From May 1978 to August 1993, Dr. Vong, PhD was a senior executive at HSBC Holdings plc in various offices in Australia and Asia. Dr. Vong, PhD completed the public disputes program in advanced negotiation at MIT-Harvard University Consensus Building Institute in 2006. Dr. Vong, PhD graduated with a BA in economics at Birmingham City University, and a MBA in economics strategy and finance at University of Bradford. He received his PhD from the University of Bradford in MIS business intelligence. Dr. Vong, PhD is currently a member of CPA Australia.

Dr. Natih serves as our independent director since October 1, 2024. Prior to joining the Company, Dr. Natih has more than 20 years of experience in the field of health services. Dr. Natih has been served as a Certified Hospital Accreditation Surveyor at KARS and Ministry of Health of Indonesia from 2000 to present. Prior to joining the Company, Dr. Natih served as a director at the Department of Hospital Planning and Operations of Ngoerah General Hospital (formerly known as RSUP Sanglah Denpasar) in Bali, Indonesia from 2000 to 2023. From 2023 to 2024, Dr. Natih served as a director at the Department of Medical and Nursing Care of RSP Goenawan in Cisarua Bogor, Indonesia. Dr. Natih completed her early University studies at Gadjah Mada University in Yogyakarta, Indonesia in the Faculty of Medicine. She graduated with a Master of Public Health (Health Services Management) from Flinders University in Adelaide, Australia in 2006. Dr. Natih is a Certified Hospital Accreditation Expert at KARS Indonesia and a Certified Hospital Accreditation Surveyor Competence at the Ministry of Health of Indonesia.

Dr. Rose, PhD serves as our independent director since November 15, 2024. Prior to joining the Company, Dr. Rose, PhD has more than 25 years of professional experience, serving in various roles in higher education as a college professor; in international development as a researcher, manager and mentor; and as an independent health and wellness coach. Dr. Rose, PhD is the Founder of Season of Health, a business specializing in health coaching, training and consultant services. From 2010 to 2012, Dr. Rose, PhD served as a Transition Program Manager at the U.S. Centers for Disease Control and Prevention in Kigali, Rwanda. From 2009 to 2010, Dr. Rose, PhD served as the Consultant and De Facto Country Director for US African Development Foundation Funded Program at Kilimanjaro International Burundi Ltd. She was also an Independent Consultant for community development in 2008. Dr. Rose, PhD served as a Regional Manager for Southern Africa and Research Analyst at Geneva Global Inc in Wayne, Pennsylvania from 2002 to 2007. From 2001 to 2005, Dr. Rose, PhD worked at the University of Pennsylvania in Philadelphia, Pennsylvania as the Research Associate of Women’s Studies Program and African Studies Center and Visiting Scholar of the Solomon Asch Center for Study of Ethno-political Conflict. From 1997 to 2000, Dr. Rose PhD was a Lecturer and Assistant Professor at the Department of Sociology, Anthropology, and Social Work of Mississippi State University in Mississippi State, Mississippi. Dr. Rose, PhD completed a Bachelor of Arts in English Language and Literature at University of Burundi in 1988. Dr. Rose, PhD obtained a doctorate of philosophy in Folklore and Women’s Studies from Indiana University in 1998. She also obtained a Diploma in Integrative Nutrition Health Coach at Institute for Integrative Nutrition in 2013.

Mr. Ting Wan Lock, CFA, has served as Vice President, Corporate Finance of Agape ATP Corporation (NASDAQ: ATPC) since 2020. He has led critical initiatives, including the company’s Nasdaq uplift process, mergers and acquisitions, and capital market analyses, while ensuring compliance with regulatory requirements and listing standards. Prior to joining Agape ATP, Mr. Ting held roles in corporate finance and advisory, including Corporate Advisor at Vetton Sdn Bhd, Assistant Manager at Greenpro Global Capital (NASDAQ: GRNQ), and Senior Associate in Corporate Finance at Kenanga Investment Bank Berhad. His experience spans IPOs, financial modeling, strategic planning, and stakeholder engagement. Mr. Ting began his career as a Senior Auditor at Crowe AF 1018, where he focused on audit planning and risk assessment. He is a CFA charterholder and holds a Bachelor of Commerce from the University of Queensland.

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

Audit Committee

Mr. Louis, PhD, Dr. Natih and Dr. Rose PhD are the members of our Audit Committee where Mr. Louis, PhD serve as the chairman. All members of our Audit Committee satisfy the independence standards promulgated by the SEC and by NASDAQ as such standards apply specifically to members of audit committees.

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

Compensation Committee

Mr. Louis, PhD, Dr. Natih and Dr. Rose, PhD are the members of our Compensation Committee where Dr. Natih is the chairman. All members of our Compensation Committee qualified as independent under the current definition promulgated by NASDAQ. We adopted a charter for the Compensation Committee pursuant to our IPO. In accordance with the Compensation Committee’s Charter, the Compensation Committee responsible for overseeing and making recommendations to the board of directors regarding the salaries and other compensation of our executive officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices.

Nominating and Governance Committee

Mr. Louis, PhD, Dr. Natih and Dr. Rose, PhD are the members of our Nominating and Governance Committee where Dr. Rose, PhD serve as the chairman. All members of our Nominating and Governance Committee qualified as independent under the current definition promulgated by NASDAQ. We adopted a charter for the Nominating and Governance Committee pursuant to our IPO. In accordance with the Nominating and Governance Committee’s Charter, the Nominating and Corporate Governance Committee responsible for identifying and proposing new potential director nominees to the board of directors for consideration and reviewing our corporate governance policies.

Director Independence

Our board of directors reviewed the materiality of any relationship that each of our proposed directors has with us, either directly or indirectly. Based on this review, it is determined that Mr. Louis, PhD, Dr. Natih and Dr. Rose, PhD are the “independent directors” as defined by NASDAQ. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Code of Ethics

We have a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is available in our employee handbook and under the “About Us – Code of Conduct” section of our website at www.atpc.com.my. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of our applicable trading market concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. How Kok Choong, the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary received $403,012 and $258,005 as total salaries for the years ended December 31, 2024 and 2023 respectively. Mr. How Kok Choong had not received any (i) Stock compensation; (ii) Option awards, (iii) Non-equity incentive plan compensation, (iv) Non-qualified deferred compensation earnings and (v) Any other compensations.

Dr. Wilfrendo Fernando Cortizo was appointed as an executive director and entered into an employment agreement with the Company on November 21, 2023 and the employment agreement will take immediate effect. Dr. Wilfrendo Fernando Cortizo received $36,000 and $4,000 as director fee and also entitled $60,000 and $6,667 worth of common stock as stock-based compensation for the year ended December 31, 2024 and 2023 respectively.

Mr. Andrew Lee Kam Fan was appointed and entered into an employment agreement with the Company on January 12, 2021. Mr. Andrew Lee Kam Fan received $46,440 and $46,440 as total salaries for the year ended December 31, 2024 and 2023 respectively.

Mr. Ramesh Ruben Louis was appointed and entered into an independent director agreement with the Company on March 30, 2022 and the independent director agreement will take effect on October 11, 2023, the listing day of our stock on NASDAQ Capital Market. Mr. Ramesh received $21,600 and $4,703 as total independent director fee for the year ended December 31, 2024 and 2023 respectively.

Dr. John Hing Vong was appointed and entered into an independent director agreement with the Company on September 22, 2022 and the independent director agreement will take effect on October 11, 2023, the listing day of our stock on NASDAQ Capital Market. On November 15, 2024, Dr. Vong resigned as our independent director and serve as our executive director and deputy chairman of the Company. Dr. John Hing Vong received $23,400 and $4,703 as total independent director fee for the year ended December 31, 2024 and 2023 respectively.

Dr. Ni Luh Dharma Kerti Natih was appointed and entered into an independent director agreement with the Company on October 1, 2024 and the independent director agreement will take immediate effect. Dr. Natih received $5,400 and $0 as total independent director fee for the year ended December 31, 2024 and 2023 respectively.

Dr. Kadende Kaiser Rose Marie was appointed and entered into an independent director agreement with the Company on November 15, 2024 and the independent director agreement will take immediate effect. Dr. Rose received $2,700 and $0 as total independent director fee for the year ended December 31, 2024 and 2023 respectively.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We have entered into employment agreement with Mr. Ting Wan Lock on November 1, 2024 and with Mr. Wilfrendo Fernando Cortizo on November 21, 2023.

Compensation Discussion and Analysis

Director Compensation

As the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary, Mr. How Kok Choong is paid a monthly salary of $33,333. His salary shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

Prior to Dr. John Hing Vong resignation as our independent director on November 15, 2024, Dr. John Hinv Vong was paid quarterly independent director fee of $5,400. Upon to his appointment as our executive director on November 15, 2024, he is paid a monthly salary of $3,000. His compensation shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of the month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

Dr. Ni Luh Dharma Kerti Natih as an independent director of the Company is paid quarterly independent director fee of $5,400. Her compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if her employment is terminated prior to the end of the quarter, her compensation for the quarter shall be pro-rated to reflect her period of service up to the date of termination.

Dr. Kadende Kaiser Rose Marie as an independent director of the Company is paid quarterly independent director fee of $5,400. Her compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if her employment is terminated prior to the end of the quarter, her compensation for the quarter shall be pro-rated to reflect her period of service up to the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 3,989,056 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary; collectively this includes HKC Holdings Sdn. Bhd.*	979,876	24.6%	-	-	24.6%

Mr. Wilfrendo Fernando Cortizo	5,144	0.1%	-	-	0.1%

John Hing Vong	-	-	-	-	-

Andrew Lee Kam Fan	-	-	-	-	-

Ramesh Ruben Louis	-	-	-	-	-

Ni Luh Dharma Kerti Natih	-	-	-	-	-

Kadende Kaiser Rose Marie	-	-	-	-	-

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

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties		Relationships

CTA Nutriceuticals (Asia) Sdn Bhd	-	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd.

SY Welltech Sdn Bhd (formerly known as DSY Beauty Sdn Bhd)	-	The directors and shareholders of SY Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd

DSY Wellness & Longevity Center Sdn Bhd	-	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSY Wellness & Longevity Center Sdn Bhd.

TH3 Holdings Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3 Holdings Sdn Bhd.

Redboy Pictures Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy Pictures Sdn Bhd.

ATPC Lega Global Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of ATPC Legal Global Sdn Bhd.

Ando Design Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando Design Sdn Bhd.

Mr. How Kok Choong	-	Mr. How Kok Choong, the CEO and director of the Company

Mr. Yap Foo Ching (Steve Yap)	-	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd.

Mr. Chew Yi Zheng	-	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd.

Related party balances as of December 31, 2024 and 2023 are as per table below:

Amount due from related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,582	$2,922
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	-	8,171
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	730	-
Total			$2,312	$11,093

Related party balances as of December 31, 2024 and 2023 are as per table below:

Accounts payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$30,554	$30,439
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	71	54
Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355
Total			$30,625	$34,848

Related party balances as of December 31, 2024 and 2023 are as per table below:

Other payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$494	$570
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	535
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Payment on behalf of company expenses	-	6,534
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	356	207
Total			$850	$7,846

Related party transactions for years ended December 31, 2024 and 2023, are as per table below:

Purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$335,494	$272,993
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	17,600	18,516
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	6,576	-
Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355
Total			$359,669	$295,864

Related party transactions for years ended December 31, 2024 and 2023, are as per table below:

Other income

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Rental income	$2,630	$2,630
Redboy Pictures Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy.	Rental income	-	5,260
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	789	460
Total			$3,419	$8,350

Other purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for general use	$4,243	$6,213
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	4,337	7,282
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for general use	-	368
Total			$8,580	$13,863

Related party transactions for years ended December 31, 2024 and 2023, are as per table below:

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$3,012	$5,947
Total			$3,012	$5,947

Other expenses

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$59,371	$54,956
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Office furniture & fixture and improvements	1,772	-
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	5	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	55,239	31,563
Total			$116,387	$86,519

Review, Approval and Ratification of Related Party Transactions

Our board of directors created an audit committee and adopted an audit committee charter which requires the audit committee to review all related party transactions on an ongoing basis and all such transactions be approved by the audit committee. In determining whether to approve a related party transaction, the audit committee shall consider, among other factors, the following factors to the extent relevant to the related party transaction:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective September 1, 2022, Friedman LLP, our then independent registered public accounting firm, combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On October 20, 2022, our Board of Directors approved the dismissal of Friedman LLP and the engagement of Marcum Asia CPAs LLP (“Marcum Asia”) to serve as our independent registered public accounting firm.

On April 25, 2024, the Board of Directors released Marcum Asia as the Company’s independent registered public accounting firm. On April 29, 2024, the Board of Directors appointed Assentsure PAC to serve as our independent registered public accounting firm with immediate effect. The services previously provided by Marcum Asia are now provided by Assentsure PAC.

CBIZ, Inc.  is our tax accountant for the year ended December 31, 2022 onwards.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the years ended December 31,
	2024	2023

Audit fees	$294,000	$444,400
Tax fees	25,000	25,000
Total	$319,000	$469,400

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Amended Articles of Incorporation*

3.2	Bylaws**

10.1	Direct Sales Licence of Agape Superior Living Sdn Bhd issued by Ministry of Domestic Trade and Consumer Affairs, dated March 18, 2024*

10.2	Tenancy Agreement between Canggih Pesaka Sdn Bhd and Agape Superior Living Sdn Bhd, dated July 11, 2023 for Lot 1605-1606**

10.3	Tenancy Agreement between Canggih Pesaka Sdn Bhd and Agape Superior Living Sdn Bhd, dated May 24, 2023 for Lot 1705-1708**

10.4	Tenancy Agreement between Banjaran Purnama Sdn Bhd and Agpae Superior Living Sdn Bhd, dated November 12, 2024*

10.5	Tenancy Agreement between See Li Chiann and Agape Superior Living Sdn Bhd and Terence W Tulus, dated October 1, 2023**

10.6	Tenancy Agreement between DSY Wellness & Longevity Center Sdn Bhd and DSY Wellness International Sdn Bhd, dated July 1, 2024*

10.7	Form of Subscription Agreement dated February 28, 2025**

23.1	Consent of Marcum Asia CPAs LLP*

97.1	Clawback Policy**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

* Filed herewith.

** Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: March 31, 2025

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary

Date: March 31, 2025	By:	/s/ LEE Kam-fan, Andrew
LEE KAM-FAN, ANDREW
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Agape ATP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation and its subsidiaries as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements of the Company as of December 31, 2023 and for the year then ended (collectively referred to as the “FY2023”), before the effects of the one for twenty reverse stock split and change in segment reporting discussed in Note 16 and Note 22 to the financial statements, were audited by other auditors whose report, dated April 1, 2024, expressed an unqualified opinion on those statements. We audited adjustments to the FY2023 consolidated financial statements to retroactively give effect to the one for twenty reverse stock split and apply the change in segment reporting, as described in Note 16 and Note 22 to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the Company’s FY2023 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the FY2023 consolidated financial statements as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assentsure PAC.

We have served as the Company’s auditor since 2024

Singapore
March 31, 2025
PCAOB ID Number 6783

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Agape ATP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 and 2022 financial statements before the effects of the adjustments discussed in Note 16 and additional prior year numbers in Note 22 are not presented herein). In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 16 and additional prior year numbers in Note 22, present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting related to share consolidation, or the additional prior year numbers to retrospectively apply the change in segment reporting, as described in Note 16 and Note 22 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments or additions are appropriate and have been properly applied. Those adjustments and additions were audited by other auditors.

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

April 1, 2024

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $1,139 and $122 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2024 and 2023, respectively.)	$2,040,243	$4,832,460
Accounts receivable, net	53,651	55,458
Other receivable	2,544	435
Amount due from related parties	2,312	11,093
Inventories	46,347	47,907
Prepaid taxes (Included $0 and $1,670 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2024 and 2023, respectively.)	45,426	21,993
Prepayments and deposits (Included $7 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2024 and 2023, respectively.)	586,172	215,806
Total Current Assets	2,776,695	5,185,152

NON-CURRENT ASSETS
Property and equipment, net	31,463	77,858
Intangible assets, net	13,082	17,458
Finance lease assets	178,948	86,335
Operating right-of-use assets	224,595	357,301
Investment in marketable securities	13,737	20,171
Investment in non-marketable securities	1,500	-
Deferred tax assets	-	219
Total Non-Current Assets	463,325	559,342

TOTAL ASSETS	$3,240,020	$5,744,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$102,798	$55,585
Accounts payable – related parties	30,625	34,848
Customer deposits	96,976	101,575
Operating lease liabilities, current	150,370	138,548
Other payables and accrued liabilities ($1,478 and $899 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of December 31, 2024 and 2023, respectively.)	712,436	726,061
Other payable – related parties	850	7,846
Finance lease liabilities, current	21,635	7,075
Income tax payable	4,434	-
Total Current Liabilities	1,120,124	1,071,538

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	$75,425	$219,530
Finance lease liabilities, non-current	115,350	72,563
Total Non-Current Liabilities	190,775	292,093

TOTAL LIABILITIES	$1,310,899	$1,363,631

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 50,000,000 shares authorized, 3,989,056 and 3,855,101 shares issued and outstanding as of December 31, 2024 and 2023, respectively.*	399	386
Additional paid in capital	11,422,708	11,386,055
Treasury Stock, par value $0.0001; 0 and 6,765 shares as of December 31, 2024 and 2023, respectively.*	-	(1)
Accumulated deficit	(9,518,045)	(7,047,571)
Accumulated other comprehensive income	27,852	30,215
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	1,932,914	4,369,084

NON-CONTROLLING INTERESTS	(3,793)	11,779

TOTAL EQUITY	1,929,121	4,380,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,240,020	$5,744,494

*	Issued and outstanding shares of common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2024	2023

REVENUE	1,322,747	1,431,088

COST OF REVENUE	(563,599)	(494,516)

GROSS PROFIT	759,148	936,572

SELLING	(162,712)	(629,003)
COMMISSION	(34,905)	(88,132)
GENERAL AND ADMINISTRATIVE	(3,134,874)	(2,366,016)
TOTAL OPERATING EXPENSES	(3,332,491)	(3,083,151)

LOSS FROM OPERATIONS	(2,573,343)	(2,146,579)

OTHER INCOME (EXPENSES)
Other income, net	29,209	5,724
Interest income	67,930	29,249
Unrealized holding (loss) gain on marketable securities	(5,018)	3,493
Gain on disposal of property and equipment	112	1,753
TOTAL OTHER INCOME, NET	92,233	40,219

LOSS BEFORE INCOME TAXES	(2,481,110)	(2,106,360)

INCOME TAX EXPENSE	(4,934)	(3,575)

NET LOSS	(2,486,044)	(2,109,935)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	15,570	7,950

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,470,474)	$(2,101,985)

NET LOSS	$(2,486,044)	$(2,109,935)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(2,363)	20,949

TOTAL COMPREHENSIVE LOSS	(2,488,407)	(2,088,986)

Less: Comprehensive loss attributable to non-controlling interests	15,572	8,734

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,472,835)	$(2,080,252)

LOSS PER SHARE
Basic and diluted	$(0.63)	$(0.55)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	3,891,986	3,790,725

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK*		TREASURY		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	STOCK Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2022	3,772,601	$377	-	$-	$6,477,884	$(4,945,586)	$9,266	$20,513	$1,562,454
Issuance of shares	82,500	9	-	-	5,002,311	-	-	-	5,002,320
Shares repurchased	-	-	(6,765)	(1)	(94,140)	-	-	-	(94,141)
Net loss	-	-	-	-	-	(2,101,985)	-	(7,950)	(2,109,935)
Foreign currency translation adjustment	-	-	-	-	-	-	20,949	(784)	20,165
Balance as of December 31, 2023	3,855,101	$386	(6,765)	$(1)	$11,386,055	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(6,765)	(1)	6,765	1	-	-	-	-	-
Share based compensation	5,143	-	-	-	36,667	-	-	-	36,667
Issuance of fractional shares upon reverse stock split	135,577	14	-	-	(14)	-	-	-	-
Net loss	-	-	-	-	-	(2,470,474)		(15,570)	(2,486,044)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,363)	(2)	(2,365)
Balance as of December 31, 2024	3,989,056	$399	-	$-	$11,422,708	$(9,518,045)	$27,852	$(3,793)	$1,929,121

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the years ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,486,044)	$(2,109,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	52,570	70,337
Amortization of intangible assets	4,770	5,645
Amortization of operating right-of-use assets	139,867	147,212
Amortization of finance lease assets	29,445	-
Gain on disposal of property and equipment	(112)	(1,753)
Unrealized holding loss (gain) on marketable securities	5,018	(3,493)
Allowance for expected credit loss	98,705	29,955
Deferred tax expense (benefit)	220	(220)
Inventory write-down	7,081	-
Changes in operating assets and liabilities:
Accounts receivables	(28,295)	(53,641)
Amount due from related parties	8,889	(995)
Inventories	(4,225)	(3,216)
Prepaid taxes	(22,322)	305,567
Prepayments and deposits	(434,447)	(34,532)
Other receivables	(2,105)	8,961
Accounts payable	44,657	28,109
Accounts payable – related parties	(5,107)	10,347
Customer deposits	(7,340)	(248,299)
Operating lease liabilities	(139,476)	(147,951)
Other payables and accrued liabilities	14,761	3,485
Other payables – related parties	(7,065)	3,185
Income tax payables	4,340	(10,591)
Net cash used in operating activities	(2,726,215)	(2,001,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,162)	(52,320)
Proceeds from disposal of property and equipment	112	35,069
Net cash used in investing activities	(50,050)	(17,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares repurchased	-	(93,889)
Payment of finance lease liabilities	(11,856)	(9,594)
Net proceeds from issuance of common stock	-	5,501,520
Net cash used in financing activities	(11,856)	5,398,037

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(4,096)	15,067

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,792,217)	3,394,030

CASH AND CASH EQUIVALENTS, beginning of year	4,832,460	1,438,430

CASH AND CASH EQUIVALENTS, end of year	$2,040,243	$4,832,460

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$24,003	$34,844
Refund of prepaid tax	$1,681	$326,024

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Motor vehicle acquired through finance lease	$65,761	$78,824
Operating lease right-of-use assets obtained in exchange for lease liabilities	$-	$428,523

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

On May 8, 2020, the Company entered into a Share Exchange Agreement with Mr. How Kok Choong, CEO and director of the Company to acquire 9,590,596 ordinary shares, no par value, equivalent to approximately 99.99% of the equity interest in ASL, a network marketing entity incorporated in Malaysia.

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

On November 25, 2024, CEDAR increased its number of ordinary shares to 1,000,000 shares at RM 0.01 per share.

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

On December 25, 2024, the Company incorporated ATPC Technology Private Limited (“ATPC Tech”) in China, a wholly owned subsidiary in AATP HK to collaborate with local IT expertise to develop comprehensive digital wellness platform that integrates e-commerce, online consultations, chronic disease management, and robust supply chain services catering to ASEAN market.

The accompanying consolidated financial statements reflect the activities of the Company, AATP LB, AATP HK, CEDAR, ASL, DSY Wellness, AGE, ATPC Exim, ATPC Tech and its variable interest entity (“VIE”), Agape S.E.A. Sdn. Bhd. (“SEA”) (See Note 4).

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesale of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Cedar ATPC Sdn. Bhd. (formerly known as Wellness ATP International Holdings Sdn. Bhd.)	Malaysia, September 11, 2020	1,000,000 shares of ordinary share of RM0.01 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	DSY Wellness International Sdn Bhd.	Malaysia, November 11, 2021	1,000 shares of ordinary share of RM1 each	Provision of complementary health therapies	60%

7.	ATPC Green Energy Sdn. Bhd. (Formerly known as OIE ATPC Holdings (M) Sdn. Bhd.)	Malaysia, March 14, 2024	1,000,000 shares of ordinary share of RM0.01 each	Renewable energy	100%

8.	OIE ATPC Exim (M) Sdn. Bhd.	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

9.	ATPC Technology Private Limited	China,December 25, 2024	50,000 shares of ordinary share of CNY1 each	Digital wellness platform	100%

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

In order to strengthen the Company’s supply chain, on May 8, 2020, the Company has successfully acquired approximately 99.99% of ASL, with the goal of securing an established network marketing sales channel that has been established in Malaysia for the past 15 years. ASL has been offering the Company’s ATP Zeta Health Program as part of its product lineup. As such, the acquisition creates synergy in the Company’s operation by boosting the Company’s retail and marketing capabilities. The subsidiary allows the Company to fulfill its mission of “helping people to create health and wealth” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle.

Via ASL, the Company currently offers two series of programs which consist of different services and products: ATP Zeta Health Program and E.A.T.S.

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

Going Concern

For the years ended December 31, 2024 and 2023, the Company reported net losses of $2,486,044 and $2,109,935 respectively. In addition, the Company had accumulated deficit of $9,518,045 and $7,047,571 as of December 31, 2024 and 2023, respectively. The Company had working capital of $1,656,571 among which the Company held cash of $2,040,243 as of December 31, 2024, which is expected to support our operating activities for the next twelve months.

The Company’s liquidity is based on its ability to generate cash from operating activities and obtain financing from investors to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to increase its revenue while controlling operating cost and expense to generate positive operating cash flow and obtain financing from outside sources.

The Company raised $23,000,000 from subscribers, at the same time the Company invested the fund to enhance its capital allocation efficiency and gain exposure to new investment opportunities.

The Company believes these actions will improve the Company’s financial position, However, there can be no assurance that these plans and arrangements can be successfully executed and the outcome of these plans are uncertain.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the year ended December 31, 2024, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets, allowance for credit losses, allowance for estimation of coupon redemption and the assumptions used in the valuation of the derivative financial instruments. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash on hand, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for expected credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for expected credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2024 and December 31, 2023, the Company recorded $32,857 and $542 allowance for expected credit loss.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventories

Inventories consist of raw materials and finished goods. Raw materials are valued at cost and finished goods are valued at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2024 and 2023, the Company recognized $7,081 and $0 inventory write-down; and $0 and $10,899 inventory write-off, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for expected credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. For the years ended December 31, 2024 and 2023, there were no write-off for allowance for expected credit loss. There was $67,768 and $0 allowance for expected credit loss recorded as of December 31, 2024 and 2023

Property and equipment, net

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and 2023, no impairment of long-lived assets was recognized.

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

Sales of Skin Care, Health and Wellness products

- Performance obligations satisfied at a point in time

The Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the skin care, health and wellness products are transferred to its customer at the Company’s office or shipment of the goods. The revenue is recorded net of estimated discounts and return allowances. Products are given 60 days for returns or exchanges from the date of purchase. Historically, there were insignificant sales returns.

Under the Company’s network marketing business, the Company issues product coupons to members and distributors when these customers made purchases above certain thresholds set by the Company. Depending on the type of product coupons issued, the coupons carry varying values and can be used by the customers for reduction in the transaction price of product purchases within the coupon validity period. The value of the product coupons issued is recorded as a reduction of the Company’s revenue account upon issuance; the corresponding amount credited to the customer deposits account. Amounts in customer deposits will be reversed when the coupons are used. The Company’s coupons have a validity period of between six and twelve months. If the Company’s customers did not utilize the coupons after the validity period, the Company would recognize the forfeiture of the originated sales value of the coupons as net revenues. For the years ended December 31, 2024 and 2023, the Company recognized $3,485 and $112,166 as forfeited coupon income, respectively.

As of December 31, 2024, the Company had contracts for the sales of skin care, health and wellness products amounting to $15,140 which it is expected to fulfill within 12 months from December 31, 2024.

Sales of products for the provision of complementary health therapies

- Performance obligations satisfied at a point in time

Products for the provision of complementary health therapies are predominantly Chinese herbs in different forms, processed or otherwise, for prescriptions for treating non-communicable diseases.

The Company prescribes the products for the provision of complementary health therapies based on the health screening test report. The Company delivers the products to the customers during the consultation session.

For the years ended December 31, 2024 and 2023, revenues from products for the provision of complementary health therapies were $913,297 and $782,436 respectively.

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

For the years ended December 31, 2024 and 2023, revenues from providing health and wellness services are $207,546 and $250,785, respectively.

Sales of products and services for the operations in green energy

- Performance obligations satisfied over time

The Company provides products, technical knowledge and solutions for sustainability and energy savings. The Company delivered the products to the customers and enhances the products that the customer controls. The products that the Company created has no alternative use to the Company. The Company has an enforceable right to receive payment for performance completed to date, the Company recognized revenue based on the percentage of cost incurred.

For the years ended December 31, 2024 and 2023, revenues from green energy are $42,763 and $0, respectively.

Disaggregated information of revenues by products and services are as follows:

	For the years ended December 31,
	2024	2023

Survivor Select	$-	$28,210
Energized Mineral Concentrate	43,487	-
Ionized Cal-Mag	388	119,021
Omega Blend	-	22,471
BetaMaxx	-	21,206
Iron	-	21,617
Trim+	-	9,587
LIVO5	76,465	130,391
Soy Protein Isolate Powder	9,357	24,271
Mix Soy Protein Isolate Powder with Black Sesame	7,353	19,348
Others – Products for the provision of complementary health therapies	913,297	782,436
Skin care and healthcare products	22,091	1,745
Green Energy	42,763	-
Total revenues – products	1,115,201	1,180,303
Health and Wellness services	207,546	250,785
Total revenues – products and services	$1,322,747	$1,431,088

Total net sales include $12,442 of revenue recognized in year 2024 that was included in customer deposit as of December 31, 2023, $17,912 of revenue recognized in year 2023 that was included in customer deposit as of December 31, 2022.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. Cost of revenue amounted to $563,599 (there is $7,081 of inventory write-downs and no inventory written-off) and $494,516 (there is no inventory write-downs and $10,899 of inventory written-off) for the years ended December 31, 2024 and 2023, respectively.

Shipping and handling

Shipping and handling charges amounted to $3,435 and $5,039 for the years ended December 31, 2024 and 2023, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $54,490 and $0 for the years ended December 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $34,905 and $88,132 for the years ended December 31, 2024 and 2023, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $117,425 and $158,143 for the years ended December 31, 2024 and 2023, respectively.

The related contribution plans include:

-	Social Security Organization (“SOCSO”) – 1.75% based on employee’s monthly salary capped of RM 6,000;
-	Employees Provident Fund (“EPF”) –based on employee’s monthly salary, 13% for employee earning RM5,000 and below; and 12% for employee earning RM5,001 and above.
-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 6,000;
-	Human Resource Development Fund (“HRDF”) – 1% based on employee’s monthly salary

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income tax for the years ended December 31, 2024 and 2023, respectively.

The Company conducts its business activities in Malaysia and is subject to tax in each of their jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2024 and 2023, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31,
	2024	2023

Period-end MYR : US$1 exchange rate	4.47	4.59
Period-end HKD : US$1 exchange rate	7.76	7.81
Period-end CNY : US$1 exchange rate	7.30	7.08

	For the years ended December 31,
	2024	2023

Period-average MYR : US$1 exchange rate	4.56	4.56
Period-average HKD : US$1 exchange rate	7.80	7.83
Period-average CNY : US$1 exchange rate	7.19	7.08

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires disclosures of additional information of the nature of expenses included in the income statement as well as disclosures about specific expense categories in the notes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, which early adoption permitted. This Update can be applied either retrospectively to any or all prior periods presented in the consolidated financial statements or prospectively to financial statements issued for reporting period after the effective date of this Update. The Company is currently evaluating the effect of adopting this ASU.

In November 2024, the FASB issued ASU 2024-04 “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The clarification is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations and cash flows.

Recently adopted Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842) Common Control Arrangements”. This ASU provides guidance in ASC Topic 842 that Leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU 2023-01 is effective for reporting periods beginning after December 15, 2023. The adoption of this accounting standard has no material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The adoption of this accounting standard has no material impact on the consolidated financial statements.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. VARIABLE INTEREST ENTITY (“VIE”) (CONT’D)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of December 31,
	2024	2023

Current assets:
Cash	$1,139	$122
Prepayment and deposits	7	7
Prepaid taxes	-	1,670
Total current assets	$1,146	$1,799

Current liabilities:
Other payables and accrued liabilities	1,478	899
Total current liabilities	$1,478	$899

Net (deficit) asset	$(332)	$900

The summarized operating results of the VIE’s are as follows:

	For the years ended December 31,
	2024	2023

Operating revenues	$-	$-
Gross profit	$-	$-
(Loss) profit from operations	$(1,231)	$39,687
Net (loss) profit	$(1,231)	$39,687

5. CASH AND CASH EQUIVALENTS

As of December 31, 2024 and 2023 the Company had $2,040,243 and $4,832,460, respectively, of cash and cash equivalents, which consisted of $240,243 and $494,771, respectively, of cash in banks and $1,800,000 and $4,322,441, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 1.74% to 2.55% per annum. As of December 31, 2024 and 2023, $1,806,401 and $4,630,476 of these balances were not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2024	2023
Accounts receivable	$86,508	$56,000
Less: Allowance for credit losses	(32,857)	(542)
Total	$53,651	$55,458

Movements of allowance for credit losses are as follows:

	For the years ended December 31,
	2024	2023
Beginning balance	$542	$-
Addition	31,614	546
Exchange rate effect	701	(4)
Ending balance	$32,857	$542

7. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2024	2023
Finished goods	$45,355	$47,907
Raw material	992	-
	46,347	47,907

For the years ended December 31, 2024 and 2023, the Company recognized $7,081 and $0 inventory write-down; and $0 and $10,899 inventory write-off, respectively.

8. PREPAYMENTS AND DEPOSITS

	As of December 31,
	2024	2023
Prepaid expenses	$522,460	$123,809
Deposits to suppliers	131,480	91,997
	653,940	215,806
Less: Allowance for credit losses	(67,768)	-
Total	$586,172	$215,806

Movements of allowance for credit losses are as follows:

	For the years ended December 31,
	2024	2023
Beginning balance	$-	$-
Addition	67,091	-
Exchange rate effect	677	-
Ending balance	$67,768	$-

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2024	2023
Computer and office equipment	$91,480	$91,947
Furniture & fixtures	115,635	111,164
Motor vehicle	21,043	89,729
Leasehold improvements	189,411	184,155
Subtotal	417,569	476,995
Less: accumulated depreciation	(386,106)	(399,137)
Total	$31,463	$77,858

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $52,570 and $70,337, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of December 31,
	2024	2023
Computer software	$54,611	$53,095
Less: accumulated amortization	(41,529)	(35,637)
Total	$13,082	$17,458

Amortization expense for the years ended December 31, 2024 and 2023 amounted to $4,770 and $5,645, respectively.

11. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. was reduced to 11,665 subsequent to the reverse stock split.

(v)	On November 3, 2020, the Company received dividend of 6,667 shares of common stock in DSwiss, Inc. for $76,671 at fair value of $11.50 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INVESTMENT IN MARKETABLE SECURITIES (CONT’D)

	As of December 31,
	2024	2023
Fair value of investment in marketable securities at the beginning of year	$20,171	$16,687
Transfer to non-marketable security	(1,500)	-
Unrealized holding (loss) gain	(5,018)	3,493
Exchange rate effect	84	(9)
Fair value of investment in marketable securities at the end of year	$13,737	$20,171

12. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

	As of December 31,
Radiance Holdings Corp.	2024	2023
Cost of investment	$-	$-
Add: Transfer from investment in marketable securities	1,500	-
Investment in non-marketable securities	1,500	-

13. CUSTOMER DEPOSITS

	As of December 31,
	2024	2023
Customer deposits – Non Refundable	$94,015	$100,540
Unexpired product coupons	2,961	1,035
Total	$96,976	$101,575

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

14. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2024	2023
Professional fees	$363,762	$348,664
Promotion expenses	32,171	47,995
Payroll	4,685	26,104
Amounts held in eWallets	173,995	185,137
Tax penalty	75,000	75,000
Others	62,823	43,161
Total	$712,436	$726,061

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,582	$2,922
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Deposits for products purchases	-	8,171
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	730	-
Total			$2,312	$11,093

Accounts payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$30,554	$30,439
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	71	54
Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355
Total			$30,625	$34,848

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party balances

Other payable - related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$494	$570
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	535
Mr. Yap Foo Ching (Steve Yap)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Payment on behalf of company expenses	-	6,534
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	356	207
Total			$850	$7,846

Related party transactions

Purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$335,493	$272,993
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	17,600	18,516
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	6,576	-
Chew Yi Zheng	Mr. Chew Yi Zheng is the member of the immediate family of Mr. Yap Foo Ching (Steve Yap), the director of DSY Wellness International Sdn Bhd	Render therapy and health consultation to customer	-	4,355
Total			$359,669	$295,864

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Other income

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Rental income	$2,630	$2,630
Redboy Pictures Sdn Bhd (“Redboy”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Redboy.	Rental income	-	5,260
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	789	460
Total			$3,419	$8,350

Other purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for general use	$4,243	$6,213
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	4,337	7,282
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for general use	-	368
Total			$8,580	$13,863

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$3,012	$5,947
Total			$3,012	$5,947

Other expenses

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2024	2023

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$59,371	$54,956
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Office furniture & fixture and improvements	1,772	-
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	5	-
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	55,239	31,563
Total			$116,388	$86,519

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2024 and 2023, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

Pursuant to a resolution passed at the Board Meeting on August 15, 2024, the number of authorized shares of the Company decreased from 1,000,000,000 shares of Common Stock at $0.0001 par value to 50,000,000 shares of Common Stock at $0.0001 par value.

As of December 31, 2024 and 2023, there were 50,000,000 common stocks authorized, 3,989,056 and 3,855,101 shares issued and outstanding, respectively.

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

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of shares to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of December 31, 2024 and 2023, there were 5,143 and 0 shares issued respectively.

Treasury Stock

On November 22, 2023, the Company announced that the Board of Directors has authorized a share repurchase plan under which the Company may repurchase up to $1 million of its common shares over the next 6 months depending on the market conditions. On December 20, 2023 and December 21, 2023, the Company repurchased 2,015 and 4,750 of common stock for $25,690 and $68,429 in the open market. The Company will review the shares repurchase plan periodically and may authorize adjustment of its terms and size whenever it is required.

On January 26, 2024, the Company redeemed 6,765 treasury stock at par value $0.0001. As of December 31, 2024 and 2023, there were 0 and 6,765 treasury stock respectively.

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

As of October 13,
2023
Risk-free interest rate	4.65%
Expected volatility	49%
Expected life (in years)	5 years
Expected dividend yield	0.00%
Fair value of warrants	$38,580

17. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of December 31,
	2024	2023
DSY Wellness:
Paid-in capital	$97	$97
Retained (loss) earnings	(3,136)	12,434
Accumulated other comprehensive (expense)	(754)	(752)
	(3,793)	11,779
ASL	-	-
Total	$(3,793)	$11,779

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended December 31,
	2024	2023
Tax jurisdictions from:
Local – United States	$(1,706,035)	$(735,503)
Foreign – Malaysia	(762,788)	(1,315,491)
Foreign – China	(3,144)	-
Foreign – Hong Kong	(9,143)	(55,366)
Loss before income tax	$(2,481,110)	$(2,106,360)

Income tax expense consisted of the following:

	For the years ended December 31,
	2024	2023
Current:
- Local	$-	$-
- Foreign	(4,934)	(3,795)

Deferred:
- Local	-	-
- Foreign	-	220

Income tax credit (expense)	$(4,934)	$(3,575)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States, Malaysia (including Labuan), China and Hong Kong that are subject to taxes in the jurisdictions in which they operate, are as follows:

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

For the years ended December 31, 2024 and 2023, the Company’s foreign subsidiaries did not generate any income that were subject to Subpart F tax and GILTI tax.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES (CONT’D)

As of December 31, 2024 and 2023, the operations in the United States of America incurred approximately $3,799,000 and $2,093,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance related to U.S. net operating losses as of December 31, 2024 and 2023 were approximately $798,000 and $440,000, respectively.

As of December 31, 2024, the tax year from 2021 to 2024 remain open for examination in the United States of America.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd, Cedar ATPC Sdn Bhd, DSY Wellness International Sdn Bhd, ATPC Green Energy Sdn Bhd, OIE ATPC Exim (M) Sdn Bhd are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, the tax rate of companies with more than 20% of its paid-up share capital being owned directly or indirectly by a foreign company is 24% for the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the operations in the Malaysia incurred approximately $3,369,000 and $2,796,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $753,000, $842,000, $1,225,000 and $549,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033 and 2034, respectively, if unutilized. The deferred tax valuation allowance related to Malaysia deferred tax assets as of December 31, 2024 and 2023 were approximately $827,000 and $670,000, respectively.

As of December 31, 2024, the tax year from 2019 to 2024 remain open for examination in Malaysia. In cases of fraud, wilful default or negligence, there is no limitation to the examination period.

Hong Kong

Agape ATP International Holding (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income derived from Hong Kong. Business income derived or business expenses incurred outside the Special Administrative Region is not subject to Hong Kong Profits Tax or deduction.

China

ATPC Technology Private Limited is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES (CONT’D)

The following table reconciles the Malaysia statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended December 31,
	2024		2023
Malaysia statutory tax rate*	24.00%		24.00%
Valuation allowance	(19.12)%		(20.23)%
Differential of local statutory tax rate	(2.08)%		(1.55)%
Permanent difference	(3.00	)%(1)	(2.39	)%(1)
Effective tax rate	(0.20)%		(0.17)%

*	As the Company business operation mainly concentrated in Malaysia, the Company determined to apply Malaysia statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

(1)	The amount comprised:

Expenses incurred in AATP LB, ASL, SEA, CEDAR, AGE, EXIM that are not deductible in the Malaysia tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards in U.S.	$797,759	$439,492
Net operating loss carry forwards in Malaysia	824,143	664,105
Unabsorbed capital allowance carry forward in Malaysia	3,245	5,577
Less: valuation allowance	(1,625,147)	(1,108,955)
Deferred tax assets, net	$-	$219

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended December 31, 2024 and 2023.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2024 and 2023, no customer accounted for 10.0% or more of the Company’s total revenues.

As of December 31, 2024, one company accounted for approximately 79.7% of the Company’s balance of accounts receivable and six individual customers and one company accounted for approximately 40.2% as of December 31, 2023.

(b) Major vendors

For the year ended December 31, 2024, two vendors accounted for approximately 59.8% and 17.5% of the Company’s total purchases. For the year ended December 31, 2023, two vendors accounted for approximately 54.8% and 26.0% of the Company’s total purchases.

As of December 31, 2024, three vendors accounted for approximately 44.3%, 31.8% and 22.9% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 22.9% of the Company’s total balance of accounts payable. As of December 31, 2023, two vendors accounted for approximately 61.8% and 35.4% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 35.4% of the Company’s total balance of accounts payable.

(c) Commission Expenses to Sales Distributors and Stockists

For the year ended December 2024, one sales distributor accounted for approximately 21.2% of the Company’s total commission expense. For the year ended December 2023, one sales distributor accounted for approximately 15.1% of the Company’s total commission expense.

(d) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2024 and 2023, $2,030,048 and $4,817,213 were deposited with financial institutions, respectively, $1,806,401 and $4,630,476 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Lease commitments

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

Components of leases	As of December 31, 2024	As of December 31, 2023

Operating lease cost	155,828	157,370

Amortization of finance lease asset	$29,445	13,094
Interest on finance lease liabilities	7,267	275

Weighted average remaining lease term (years)
Operating lease	1.49	2.48
Finance lease	4.34	5.00

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	6.7%	8.6%

The five-year maturity of the Company’s operating and finance lease liabilities is as follow:

Twelve Months Ending December 31, 2024	Operating lease liabilities	Finance lease liabilities

2025	$158,800	$29,950
2026	76,652	29,950
2027	-	29,950
2028	-	29,950
Thereafter	-	42,623
Total lease payments	235,452	162,422
Less: interest	(9,657)	(25,436)
Present value of lease liabilities	$225,795	$136,985

The Company also leased one office and operation center, and one shophouses with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of December 31, 2024, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $45,979.

Short term lease cost for the years ended December 31, 2024 and 2023 were $65,608 and $39,825 respectively.

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

22. SEGMENT REPORTING

ASC 280 “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organizational management structure as well as information about geographical areas, business segments, and major customers in the financial statements.

Our Chief Executive Officer, who is considered to be our chief operating decision maker, or CODM, reviews financial information presented on an operating segment basis for purposes of making decisions and assessing financial performance.

Skin care, health and wellness segment includes the provision of health and wellness products and health solution advisory services.

Green energy segment includes providing renewable energy products, technical solutions, installations and maintenance services.

Operating results by segment include costs or expenses that are directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between the two segments.

The table below presents details of our reporting segments:

	Skin care, Health and Wellness	Green Energy	Others	Total
Year ended December 31, 2024
Revenue	1,279,984	42,763	-	1,322,747
Operating loss	(757,064)	(4,435)	(1,724,545)	(2,486,044)
Total assets	807,394	95,487	2,337,138	3,240,020

	Skin care, Health and Wellness	Green Energy	Others	Total
Year ended December 31, 2023
Revenue	1,431,088	-	-	1,431,088
Operating loss	(1,368,047)	-	(741,888)	(2,109,935)
Total assets	937,167	-	4,807,327	5,744,494

The “others” category comprises corporate headquarter operations and one minor business components. None of these components individually meet any of the quantitative thresholds for determining reportable segments.

23. SUBSEQUENT EVENTS

On February 5, 2025, the Company issued 16,325 shares of common stock to executive director, Wilfrendo Fernando Cortizo for shares compensation for the period of July to December 2024.

On February 5, 2025, the Company obtained approval from stockholders in a special meeting to increase number of authorized common stock from 50,000,000 to 500,000,000 and to issue 46,000,000 shares of common stock at $0.0001 per share.

On February 28, 2025, the Company signed shares subscription agreement with 18 subscribers to issue 46,000,000 shares of common stock at the price of $0.50 per share.

On March 3, 2025, the Company engaged an adviser for business management consultation, tax planning and compliance, financial planning and risk management, investment and financing consultation with fee CNY 3,780,000.

On March 11, 2025, the Company made an investment of CNY 166,752,302 in (“Bicheng Investment Management (Beijing) Co., Ltd.”) to enhance its capital allocation efficiency and gain exposure to new investment opportunities in high-growth sectors.

On March 24, 2025, the Company issued 46,000,000 shares of common stock to the 18 subscribers and $23,000,000 was raised.

