Form 10-Q
period 2025-03-31
Agape ATP Corp
filed 2025-05-15
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2025
Common Stock, $0.0001 par value	50,005,381

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $871 and $1,139 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2025 and December 31, 2024, respectively.)	$578,794	$2,040,243
Accounts receivable, net	41,440	53,651
Other receivable	846	2,544
Amount due from related parties	4,512	2,312
Inventories	36,705	46,347
Prepaid taxes	49,745	45,426
Prepayments and deposits (Included $0 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2025 and December 31, 2024, respectively.)	24,067,983	586,172
Total Current Assets	24,780,025	2,776,695

NON-CURRENT ASSETS
Property and equipment, net	19,810	31,463
Intangible assets, net	12,043	13,082
Finance lease assets	169,678	178,948
Operating right-of-use assets	189,059	224,595
Investment in marketable securities	12,614	13,737
Investment in non-marketable securities	1,500	1,500
Total Non-Current Assets	404,704	463,325

TOTAL ASSETS	$25,184,729	$3,240,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$68,120	$102,798
Accounts payable – related parties	33,056	30,625
Customer deposits	91,470	96,976
Operating lease liabilities, current	152,311	150,370
Other payables and accrued liabilities ($1,489 and $1,478 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2025 and December 31, 2024, respectively.)	631,655	712,436
Other payable – related parties	1,245	850
Finance lease liabilities, current	22,125	21,635
Income tax payable	4,467	4,434
Total Current Liabilities	1,004,449	1,120,124

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	$37,754	$75,425
Finance lease liabilities, non-current	110,555	115,350
Total Non-Current Liabilities	148,309	190,775

TOTAL LIABILITIES	$1,152,758	$1,310,899

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 500,000,000 shares authorized, 50,005,381 and 3,989,056 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	5,001	399
Additional paid in capital	34,237,074	11,422,708
Accumulated deficit	(10,216,994)	(9,518,045)
Accumulated other comprehensive income	24,643	27,852
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	24,049,724	1,932,914

NON-CONTROLLING INTERESTS	(17,753)	(3,793)

TOTAL EQUITY	24,031,971	1,929,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,184,729	$3,240,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2025	2024

REVENUE	$289,037	$318,643

COST OF REVENUE	(132,751)	(115,223)

GROSS PROFIT	156,286	203,420

SELLING	(63,052)	(50,348)
COMMISSION	(7,945)	(9,344)
GENERAL AND ADMINISTRATIVE	(805,693)	(867,266)
TOTAL OPERATING EXPENSES	(876,690)	(926,958)

LOSS FROM OPERATIONS	(720,404)	(723,538)

OTHER INCOME (EXPENSES)
Other income, net	5,615	4,142
Interest income	3,263	22,809
Unrealized holding (loss) gain on marketable securities	(1,096)	1,173
Exchange loss, net	(297)	(842)
TOTAL OTHER INCOME, NET	7,485	27,282

LOSS BEFORE INCOME TAXES	(712,919)	(696,256)

INCOME TAX EXPENSE	-	(6,838)

NET LOSS	(712,919)	(703,094)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(13,970)	6,613

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(698,949)	$(709,707)

NET LOSS	$(712,919)	$(703,094)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(3,209)	(1,551)

TOTAL COMPREHENSIVE LOSS	(716,128)	(704,645)

Less: Comprehensive (loss) income attributable to non-controlling interests	(13,960)	6,311

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(702,168)	$(710,956)

LOSS PER SHARE*
Basic and diluted	$(0.07)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	9,621,073	3,850,194

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK*		TREASURY STOCK*		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	3,855,101	$386	(6,765)	$(1)	$11,386,055	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(6,765)	(1)	6,765	1	-	-	-	-	-
Net loss	-	-	-	-	-	(709,707)	-	6,613	(703,094)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,551)	(302)	(1,853)
Balance as of March 31, 2024	3,848,336	$385	-	$-	$11,386,055	$(7,757,278)	$28,664	$18,090	$3,675,916

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2024	3,989,056	$399	-	-	$11,422,708	$(9,518,045)	$27,852	$(3,793)	$1,929,121
Share based compensation	16,325	2	-	-	29,998	-	-	-	30,000
Issuance of common stock	46,000,000	4,600	-	-	22,784,368	-	-	-	22,788,968
Net loss	-	-	-	-	-	(698,949)	-	(13,970)	(712,919)
Foreign currency translation adjustment	-	-	-	-	-		(3,209)	10	(3,199)
Balance as of March 31, 2025	50,005,381	$5,001	-	$-	$34,237,074	$(10,216,994)	$24,643	$(17,753)	$24,031,971

*	Common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712,919)	$(703,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12,569	12,603
Amortization of intangible assets	1,140	1,176
Amortization of finance lease assets	10,634	4,256
Amortization of operating right-of-use assets	37,316	33,007
Allowance for credit loss	8,280	-
Inventory write-off	6,777	-
Unrealized holding loss (gain) on marketable securities	1,096	(1,173)
Deferred tax (benefit) provision	-	212
Changes in operating assets and liabilities:
Accounts receivables	4,366	16,227
Amount due from related parties	(2,194)	5,677
Inventories	2,898	(10,246)
Prepaid taxes	(3,990)	(2,797)
Prepayments and deposits	(581,028)	(354,839)
Other receivables	1,697	-
Accounts payable	(35,542)	(10,057)
Accounts payable – related parties	2,209	(19,700)
Customer deposits	(6,246)	(526)
Operating lease liabilities	(37,518)	(32,630)
Other payables and accrued liabilities	(163,808)	(181,410)
Other payable – related parties	389	(6,772)
Income tax payable	-	6,626
Net cash used in operating activities	(1,453,874)	(1,243,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(649)	-
Advances for investment	(23,000,000)
Net cash used in investing activities	(23,000,649)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease liabilities	(5,342)	(899)
Proceeds from issuance of common stock	23,000,000	-
Net cash provided by (used in) financing activities	22,994,658	(899)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(1,584)	(7,575)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,461,449)	(1,251,934)

CASH AND CASH EQUIVALENTS, beginning of period	2,040,243	4,832,460

CASH AND CASH EQUIVALENTS, end of period	$578,794	$3,580,526

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$3,990	$2,797

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation (“AATP LB”), a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia on August 8, 2003.

AATP LB is an investment holding company with 100% equity interest in Agape ATP International Holding Limited (“AATP HK”), a company incorporated in Hong Kong.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND (Continued)

Business Overview

The Company is a provider of health and wellness products and advisory services in the Malaysian market. The Company pursue the mission of helping people to create health and wealth by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. The Company believe the quality of the products coupled with the effectiveness of the distribution network have been the primary reasons for the success and will allow the Company to pursue future business expansion. In order to further the supply chain, on May 8, 2020, the Company acquired 99.99% of Agape Superior Living Sdn Bhd, with the goal of securing an established network marketing sales channel that has been in existence in Malaysia for the past 15 years. On September 11, 2020, the Company incorporated Wellness ATP International Holdings Sdn. Bhd., a wholly owned subsidiary in Malaysia, with the aim to pursue the business of promoting wellness and wellbeing lifestyle of the community through the provision of services including online editorials, programs, events and campaigns on how to achieve positive wellness and lifestyle.

ASL offers two series of products: ATP Zeta Health Program and E.A.T.S. The ATP Zeta Health Program is a health program designed to assist in the elimination of various diseases caused by environmental pollutants, unhealthy dietary intake and unhealthy lifestyles. The program aims to promote improved health and longevity through a combination of modern health supplements, proper nutrition and advice from skilled dieticians. The Easy and Tasty Series (“E.A.T.S”) is crafted to bring nutritious lifestyle in convenient approach to maintain healthy living.

The establishment of DSY Wellness is a further expansion of the business into the health and wellness industry. Mr. Steve Yap readily owns 33 proprietary formulas for treating non-communicable disease which he has agreed to bring into the company for joint commercialization. Mr. Steve Yap also has existing clients receiving traditional complimentary medicine or “TCM” in Indonesia and China.

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

The interim unaudited financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2025, its unaudited results of operations for the three months ended March 31, 2025 and 2024, and its unaudited cash flows for the three months ended March 31, 2025 and 2024, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company incurred a net loss of $712,919 and $703,094, and net cash used in operating activities of $1,453,874 and $1,243,460 for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the Company had accumulated a deficit of $10,216,994 and $9,518,045.

The Company had current assets of $24,780,025 which comprised $23,000,000 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities on behalf of the Company. As of reporting date, the investment has yet to identified and the financial return of the investment is uncertain.

These conditions raised substantial doubt about the Company’s ability to continue as a going concern for the next twelve months.

The Company’s liquidity is based on its ability to generate cash from operating activities and obtain financing from investors to fund its general operations and capital expansion needs. The Company’s ability to continue as a going concern is dependent on management’s ability to increase its revenue while controlling operating cost and expense to generate positive operating cash flow and obtain financing from outside sources and invest in new opportunities to generate financial return to the Company.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three months ended March 31, 2025, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets, allowance for credit loss, allowance for estimation of coupon redemption and the assumptions used in the valuation of the derivative financial instruments. Actual results could differ from these estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2025 and December 31, 2024, $41,360 and $32,857 allowance for credit loss were recorded.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended March 31, 2025 and 2024, there were no inventory write-down; and $6,777 and $0 inventory write-off respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There were no allowance for credit loss written-off during the three months ended March 31, 2025 and 2024. There were $68,005 and $67,768 allowance for credit loss recorded as of March 31, 2025 and December 31, 2024.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in non-marketable equity securities

The Company follows the provisions of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Asset and Financial Liabilities. Due to the Company’s non-marketable equity securities (non-current) does not qualify for the practical expedient to estimate fair value in accordance with ASC 820-10-35-59, the Company has selected to record its investments in non-marketable equity securities (non-current) at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issue.

At each reporting period, the Company will make a qualitative assessment considering impairment indicators to evaluated whether the investment is impaired. The qualitative assessment indicators include, but are not limited to: (i) A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) A significant adverse change in the regulatory, economic, or technological environment of the investee; (iii) A significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; (iv) A bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment; and (v) Factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the qualitative assessment indicators indicated that the non-marketable equity securities (non-current) is deemed to be impaired, the Company would recognize the impairment loss equal to the difference between the fair value of the investment and its carrying amount.

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

For the three months ended March 31, 2025 and 2024, the Company recognized $645 and $2,217, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $7,241 which it is expected to fulfill within 12 months from March 31, 2025.

Sales of products for the provision of complementary health therapies

- Performance obligations satisfied at a point in time

Products for the provision of complementary health therapies are predominantly Chinese herbs in different forms, processed or otherwise, for prescriptions for treating non-communicable diseases.

The Company prescribes the products for complementary health therapies based on health screening test reports and delivers the products to the customers during the consultation session.

For the three months ended March 31, 2025 and 2024, revenues from products for the provision of complementary health therapies were $209,546 and $230,630 respectively.

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

For the three months ended March 31, 2025 and 2024, revenues from health and wellness services were $42,700 and $50,934 respectively.

Sales of products and services for the operations in green energy

- Performance obligations satisfied over time

The Company provides products, technical knowledge and solutions for sustainability and energy savings. The Company delivers the products to the customers and enhances the products that the customer controls. The products that the Company creates have no alternative use to the Company. The Company has an enforceable right to receive payment for performance completed to date, the Company recognized revenue based on the percentage of cost incurred.

For the three months ended March 31, 2025 and 2024, revenues from operation in green energy were $1,565 and $0 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended March 31,
	2025	2024

Ionized Cal-Mag	18,048	374
LIVO 5	7,642	30,798
Soy Protein Isolate Powder	285	3,246
Mix Soy Protein Isolate Powder with Black Sesame	572	2,661
Others – Products for the provision of complementary health therapies	209,546	230,630
Skin care and healthcare products	8,679	-
Green Energy	1,565	-
Total revenues – products	246,337	267,709
Health and Wellness services	42,700	50,934
Total revenues – products and services	$289,037	$318,643

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. Cost of revenue amounted to $132,751 and $115,223 for the three months ended March 31, 2025 and 2024, respectively.

Shipping and handling

Shipping and handling charges amounted to $1,044 and $967 for the three months ended March 31, 2025 and 2024, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were $19,963 and $14,715 advertising cost incurred for the three months ended March 31, 2025 and 2024. Advertising costs are expensed as incurred and included in general and administrative expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $7,945 and $9,344 for the three months ended March 31, 2025 and 2024, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $26,837 and $30,087 for the three months ended March 31, 2025 and 2024, respectively.

The related contribution plans include:

-	Social Security Organization (“PERKESO”) – 1.75% based on employee’s monthly salary capped of RM 6,000;
-	Employees Provident Fund (“EPF”) –based on employee’s monthly salary, 13% for employee earning RM5,000 and below; and 12% for employee earning RM5,001 and above.
-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 6,000;
-	Human Resource Development Fund (“HRDF”) – 1% based on employee’s monthly salary

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three months ended March 31, 2025 and 2024.

The Company conducts much of its business activities in Hong Kong, Malaysia and China and is subject to tax in each of these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2025 and 2024, there were no dilutive shares.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) albeit its functional currency being the primary currency of the economic environment in which the entity operates, which is the Malaysian Ringgit (“MYR” or “RM”). The Company’s subsidiary in Hong Kong maintains its books and record in Hong Kong Dollars (“HK$”), similar to its functional currency. The Company’s subsidiary in China maintains its books and record in Chinese Yuan (“CNY”), similar to its functional currency. The Company’s subsidiary and VIE in Malaysia conducts its businesses and maintains its books and record in the local currency, Malaysian Ringgit (“MYR” or “RM”), as its functional currency.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2025	December 31, 2024

Period-end MYR : US$1 exchange rate	4.43	4.47
Period-end HKD : US$1 exchange rate	7.78	7.76
Period-end CNY : US$1 exchange rate	7.26	7.30

	For the three months ended March 31,
	2025	2024

Period-average MYR : US$1 exchange rate	4.42	4.74
Period-average HKD : US$1 exchange rate	7.78	7.82
Period-average CNY : US$1 exchange rate	7.26	7.17

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

The FASB issued ASU 2024-03 and ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and Clarifying the Effective Date” in November 2024 and January 2025 respectively. This new guidance requires disclosures of additional information of the nature of expenses included in the income statement as well as disclosures about specific expense categories in the notes to the financial statements. The requirements of the new guidance are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, which early adoption permitted. This new guidance can be applied either retrospectively to any or all prior periods presented in the consolidated financial statements or prospectively to financial statements issued for reporting period after the effective date of this new guidance. The Company is currently evaluating the effect of adopting this guidance.

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the unaudited consolidated financial position, statements of operations and cash flows.

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

In March 2024, the FASB issued ASU 2024-01 “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. The ASU clarify how an entity determines whether a profits interest or similar award is within the scope of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, by adding illustrative guidance. The guidance in ASU 2024-01 is effective for annual reporting periods beginning after December 15, 2024, and can be applied either retrospectively to all prior periods presented in the consolidated financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Early adoption is permitted. The adoption of ASU 2024-01 has no material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements”. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024 and has no significant impact on our financial statements.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	March 31, 2025	December 31, 2024

Current assets:
Cash	$871	$1,139
Prepayment and deposits	-	7
Total current assets	$871	$1,146

Current liabilities:
Other payables and accrued liabilities	$1,489	$1,478
Total current liabilities	$1,489	$1,478

Net deficit	$(618)	$(332)

The summarized operating results of the VIE’s are as follows:

	For the three months ended March 31,
	2025	2024
Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(286)	$(264)
Net loss	$(286)	$(264)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As of March 31, 2025 and December 31, 2024 the Company has $578,794 and $2,040,243, respectively, of cash and cash equivalents, which consists of $277,507 and $240,243, respectively, of cash and cash in banks and $301,287 and $1,800,000, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 1.48% to 1.53% per annum for the three months ended March 31, 2025. The effective interest rate for the time deposits ranged between 2.52% to 2.54% per annum for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, $369,429 and $1,806,401 of these balances were not covered by deposit insurance, respectively.

5. ACCOUNTS RECEIVABLE

	As of
	March 31, 2025	December 31, 2024

Accounts receivable	$82,800	$86,508
Allowance for credit loss	(41,360)	(32,857)
Total accounts receivable	$41,440	$53,651

Movements of allowance for credit loss are as follows:

	As of
	March 31, 2025	December 31, 2024

Beginning balance	$32,857	$542
Addition	8,280	31,614
Exchange rate effect	223	701
Ending balance	$41,360	$32,857

6. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2025	December 31, 2024
Finished goods	$35,705	$45,355
Raw material	1,000	992
	36,705	46,347

For the three months ended March 31, 2025 and 2024, there were no inventory write-down; and $6,777 and $0 inventory write-off respectively.

7. PREPAYMENTS AND DEPOSITS, NET

	As of
	March 31, 2025	December 31, 2024

Prepaid expenses	$1,001,477	$522,460
Deposit for investment (1)	23,000,000	-
Deposits to suppliers	134,511	131,480
	24,135,988	653,940
Allowance for credit loss	(68,005)	(67,768)
Total	$24,067,983	$586,172

(1)As of March 31, 2025, the Company entered into an entrusted investment agreement with Bi Cheng Investment Management Limited (“Bi Cheng”), whereby Bi Cheng is responsible to identify and manage suitable investment opportunities on behalf of the Company.

Pursuant to the agreement, the Company remitted a deposit of $23,000,000 to Bi Cheng to be applied toward the cost of future investment, upon successful identification and execution of such an opportunity. As of the reporting date, no investment has been finalized and the funds remain unallocated to a specific investee.

The Company continues to monitor the progress of the investment activities and will reclassify the deposit as an investment asset once a definitive transaction has been completed and the associated rights and obligations have been transferred.

Other prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance for credit loss for such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable.

Movements of allowance for credit loss are as follows:

	As of
	March 31, 2025	December 31, 2024

Beginning balance	$67,768	$-
Addition	-	67,091
Exchange rate effect	237	677
Ending balance	$68,005	$67,768

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	March 31, 2025	December 31, 2024

Computer and office equipment	$92,163	$91,480
Furniture & fixtures	117,147	115,635
Motor vehicle	21,200	21,043
Leasehold improvements	190,824	189,411
Subtotal	421,334	417,569
Less: accumulated depreciation	(401,524)	(386,106)
Total	$19,810	$31,463

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $12,569 and $12,603, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	March 31, 2025	December 31, 2024

Computer software	$55,018	$54,611
Less: accumulated amortization	(42,975)	(41,529)
Total	$12,043	$13,082

Amortization expense for the three months ended March 31, 2025 and 2024 amounted to $1,140 and $1,176, respectively. During the period, there is no indication of impairment as the computer software in use consistently, indicating that it remains relevant and functional for its intended purposes.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	March 31, 2025	December 31, 2024
Fair value of investment in marketable securities at the beginning of period / year	$13,737	$20,171
Transfer to non-marketable security	-	(1,500)
Unrealized holding loss	(1,096)	(5,018)
Exchange rate effect	(27)	84
Fair value of investment in marketable securities at the end of period / year	$12,614	$13,737

11. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

	As of
Radiance Holdings Corp.	March 31, 2025	December 31, 2024
Cost of investment at the beginning of the period / year	$1,500	$-
Less: Transfer from investment in marketable securities	-	1,500
Cost of investment at the end of the period / year	1,500	1,500

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CUSTOMER DEPOSITS

	As of
	March 31, 2025	December 31, 2024

Customer deposits – Non Refundable	$89,047	$94,015
Unexpired product coupons	2,423	2,961
Total	$91,470	$96,976

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	March 31, 2025	December 31, 2024

Professional fees	$243,333	$363,762
Promotion expenses	32,411	32,171
Payroll	17,598	4,685
Amounts held in eWallets	173,679	173,995
Tax penalty	75,000	75,000
Others	89,634	62,823
Total	$631,655	$712,436

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2025	December 31, 2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$3,782	$1,582
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	730	730
Total			$4,512	$2,312

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2025	December 31, 2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$33,034	$30,554
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	22	71
Total			$33,056	$30,625

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2025	December 31, 2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,118	$494
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	127	356
Total			$1,245	$850

Related party transactions

Purchases

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$84,338	$81,235
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	52	15,791
Total			$84,390	$97,026

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,456	$938
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,131	2,191
Total			$2,587	$3,129

Commission

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$394	$732
Total			$394	$732

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other income

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Office rental income	$204	$190
Ando Design sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando	Office rental income	226	633
Total			$430	$823

Other expenses

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$14,887	$14,081
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	5
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	27,150	7,600

Total			$42,037	$21,686

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2025 and December 31, 2024, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of March 31, 2025 and December 31, 2024, there were 500,000,000 common stocks authorized; 50,005,381 and 3,989,056 shares issued and outstanding, respectively.

Pursuant to the resolution passed at the board meeting on February 27, 2025, the Company is authorized to issue 46,000,000 shares of common stock at $0.0001 per share. On March 20, 2025, the Company issued 46,000,000 shares of common stock and received net cash proceeds of $23,000,000.

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of share to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of March 31, 2025 and December 31, 2024, there were 16,325 and 5,143 shares issued respectively.

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

As of March 31, 2025, there were 115,500 warrants outstanding.

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	March 31, 2025	December 31, 2024
DSY Wellness:
Paid-in capital	$97	$97
Retained loss	(17,106)	(3,136)
Accumulated other comprehensive expense	(744)	(754)
Total	$(17,753)	$(3,793)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES EXPENSES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended March 31,
	2025	2024
Tax jurisdictions from:
Local – United States	$(474,245)	$(527,625)
Foreign – Malaysia	(236,478)	(176,524)
Foreign – China	(124)	-
Foreign – Hong Kong	(2,072)	7,893
Loss before income tax	$(712,919)	$(696,256)

Income tax expense consisted of the following:

	For the three months ended March 31,
	2025	2024
Current:
- Local	$-	$-
- Foreign	-	(6,838)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$(6,838)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States, Malaysia (including Labuan), Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

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

For the three months ended March 31, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of March 31, 2025 and December 31, 2024, the operations in the United States of America incurred approximately $4,273,000 and $3,799,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2025 and December 31, 2024 were approximately $897,000 and $798,000, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES CREDIT (EXPENSES) (Continued)

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Cedar ATPC Sdn Bhd., DSY Wellness International Sdn. Bhd. ATPC Green Energy Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the operations in Malaysia incurred approximately $3,638,000 and $3,369,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $778,000, $869,000, $1,271,000, $567,000 and $153,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033, 2034 and 2035, respectively, if unutilized. The deferred tax valuation allowance as of March 31, 2025 and December 31, 2024 were approximately $867,000 and $827,000, respectively.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	March 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards in U.S.	$897,351	$797,759
Net operating loss carry forwards in Malaysia	866,895	824,143
Unabsorbed capital allowance carry forward in Malaysia	749	3,245
Less: valuation allowance	(1,764,995)	(1,625,147)
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three months ended March 31, 2025 and 2024.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2025, and 2024, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2025, one company accounted for approximately 41.5% of the Company’s balance of accounts receivable. As of December 31, 2024, one company accounted for approximately 79.7% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended March 31, 2025, two vendors accounted for approximately 68.5% and 17.7% of the Company’s total purchases. For the three months ended March 31, 2024, three vendors accounted for approximately 64.2%, 18.2% and 12.6% of the Company’s total purchases, respectively.

As of March 31, 2025, two vendors accounted for approximately 61.6% and 32.7% of the Company’s total balance of accounts payable, respectively. As of December 31, 2024, three vendors accounted for approximately 44.3%, 31.8% and 22.9% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 32.7% and 22.9% of the Company’s total balance of accounts payable as of March 31, 2025 and December 31, 2024, respectively.

(c) Commission Expenses to Sales Distributors and Stockists

One sales distributor accounted for 14.7% of the Company’s commission expense for the three months ended March 31, 2025. One sales distributor accounted for 19.7% of the Company’s commission expense for the three months ended March 31, 2024.

(d) Credit risk

As of March 31, 2025, the Company has entrusted Bi Cheng Investment Limited (“Bi Cheng”), a company incorporated and based in the People’s Republic of China (“PRC”) to manage a significant portion of its liquid assets, totaling approximately $23,000,000. These funds are maintained in accounts controlled by Bi Cheng in the PRC.

The Company is subject to credit risk arising from the possibility that Bi Cheng may fail to fulfill its contractual obligations, including the safekeeping and liquidity of the entrusted funds. In assessing the risk, management considers the financial condition and reputation of Bi Cheng.

While the Company has contractual rights to recover the entrusted funds and conducts periodic monitoring, there can be no assurance that such funds will be fully recoverable in a timely manner due to uncertainties in the legal, regulatory, and foreign exchange frameworks in the PRC. These uncertainties may affect the Company’s ability to access or repatriate the funds, particularly in adverse economic or political conditions.

No allowance for credit losses was recorded as of March 31, 2025, as management believes that the risk of loss is not probable based on current information. However, the Company continues to monitor developments and may revise its assessment should conditions materially change.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2025, and December 31, 2024, $572,440 and $2,030,048 were deposited with financial institutions, respectively and $369,429 and $1,806,401 of these balances were not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

(e) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of RM, CNY and HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. LEASE

Lease commitments

On July 11, 2024, the Company leased non-commercial vehicle as lessee under finance leases with 5 years lease terms. The Company recognized finance lease liabilities of approximately $72,772, using an effective interest rate of 4.42%, which was determined using the incremental borrowing rate.

Components of leases	As of March 31, 2025	As of December 31, 2024

Operating lease cost	$40,209	$155,828

Amortization of finance lease asset	$10,634	$29,445
Interest on finance lease liabilities	$2,222	$7,267

Weighted average remaining lease term (years)
Operating lease	1.24	1.49
Finance lease	4.09	4.34

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	6.7%	6.7%

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending March 31,	Operating lease liabilities	Finance lease liabilities

2026	$158,767	$30,173
2027	38,142	30,173
2028	-	30,173
2029	-	60,527
Thereafter	-	5,045
Total lease payments	196,909	156,091
Less: interest	(6,844)	(23,411)
Present value of lease liabilities	$190,065	$132,680

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of March 31, 2025, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $26,692.

Short term lease cost for the three months ended March 31, 2025 and 2024 was $22,127 and $10,851, respectively.

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

21. SEGMENT REPORTING

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

The table below presents details of our reporting segments:

	For the three months ended March 31, 2025
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$287,472	$1,565	$-	$289,037

Operating loss	$(234,589)	$(442)	$(477,888)	$(712,919)

Total assets	$698,882	$88,192	$24,397,655	$25,184,729

	For the three months ended March 31, 2024
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$318,643	$-	$-	$318,643

Operating loss	$(172,638)	$(911)	$(529,545)	$(703,094)

Total assets	$884,531	$-	$3,882,565	$4,767,096

The “Unallocated Expenses” category comprises corporate headquarter operations and one minor business components.

22. SUBSEQUENT EVENTS

On April 22, 2025, CEDAR appointed 2 individuals as directors and shareholders of this entity remain unchanged.

The Company has evaluated subsequent events through the date of issuance of this unaudited condensed consolidated financial statements, and does not identify any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated March 31, 2025, for the year ended December 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Agape ATP Corporation operates through its subsidiaries, namely, Agape ATP Corporation (“AATP LB”), a company incorporated in Labuan, Malaysia, and Agape Superior Living Sdn. Bhd. (“ASL”), a company incorporated in Malaysia on August 8, 2003.

AATP LB is an investment holding company with 100% equity interest in Agape ATP International Holding Limited (“AATP HK”), a company incorporated in Hong Kong.

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

Results of Operation

For the three months ended March 31, 2025 and 2024

Revenue

We generated revenue of $289,037, which comprised revenue from the Company’s network marketing business of $26,547 (approximately 9.2% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $252,246 (approximately 87.3% of revenue); $8,679 from skin care and healthcare products (approximately 3.0% of revenue) and $1,565 from the operation in green energy (approximately 0.5% of revenue) for the three months ended March 31, 2025 as compared to $318,643, which comprised revenue from the Company’s network marketing business of $37,079 (approximately 11.6% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $281,564 (approximately 88.4% of revenue) for the three months ended March 31, 2024. Revenue from the Company’s network marketing business decreased by $10,532 or approximately 28.4%. Revenue from the Company’s operations in the provision of complementary health therapies decreased by $29,318 or approximately 10.4%, new revenue streams $8,679 from the Company’s operations in wellness and wellbeing lifestyle and $1,565 from the operation in green energy. Total revenue decreased by $29,606 or approximately 9.3%.

The decrease in revenue from the Company’s network marketing business was due to a strategic shift in focus toward new revenue streams aim at restoring growth and diversifying income sources. Additionally, revenue from the Company’s operations in the provision of complementary health therapies declined because, in 2025, the Company did not generate any revenue from overseas customer.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2025 amounted to $132,751 as compared to $115,223 for the three months ended March 31, 2024, represented an increase of $17,528 or approximately 15.2%. The increase was due to the inventory write off in the Company’s network marketing business; and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended March 31, 2025 amounted to $156,286, represented a gross margin of 54.1% as compared to $203,420 for the three months ended March 31, 2024, equivalent to a gross margin of 63.8%. The decrease in gross margin was due to the inventory write off in the Company’s network marketing business and the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended March 31, 2025 amounted to $63,052 as compared to $50,348 for the three months ended March 31, 2024, represented an increase of $12,704 or approximately 25.2%, mainly due to the increase in advertisement cost. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $7,945 and $9,344 for the three months ended March 31, 2025 and 2024, respectively. The decrease in commission expenses was in line with the decrease in revenue in the Company’s network marketing business.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended March 31, 2025 amounted to $805,693, as compared to $867,266 for the three months ended March 31, 2024, represented a decrease of $61,573 or approximately 7.1%. The decrease in G&A expenses was mainly due to the decrease in company event and activities. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses.

Other Income, Net

For the three months ended March 31, 2025, we recorded an amount of $7,485 as net other income, as compared to $27,282 for the three months ended March 31, 2024, represented a significant decrease of $19,797 or approximately 72.6%.

The net other income of $7,485 recorded during the three months ended March 31, 2025 comprised of other income of $5,615, interest income of $3,263, unrealized holding loss on marketable securities of $1,096 and foreign currency exchange loss of $297.

The net other income of $27,282 recorded during the three months ended March 31, 2024 comprised of other income of $4,142, interest income of $22,809, unrealized holding gain on marketable securities of $1,173 and foreign currency exchange loss of $842.

Income Tax Expense

The Company recorded provision for income taxes of $0 and $6,838 for the three months ended March 31, 2025 and 2024, respectively. The provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $9,825 from net loss of $703,094 for the three months ended March 31, 2024 to net loss of $712,919 for the three months ended March 31, 2025, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of March 31, 2025, the Company had working capital of $23,775,576 consisting of cash and cash in bank of $277,507 and time deposits of $301,287 as compared to working capital of $1,656,571 consisted of cash and cash in bank of $240,243 and time deposits of $1,800,000 as of December 31, 2024. The Company had a net loss of $712,919 for the three months ended March 31, 2025 and accumulated deficits of $10,216,994 as of March 31, 2025 as compared to net loss of $2,486,044 for the year ended December 31, 2024 and accumulated deficits of $9,518,045 as of December 31, 2024.

The following summarizes the key components of our cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024

Net cash used in operating activities	$(1,453,874)	$(1,243,460)
Net cash used in investing activities	(23,000,649)	-
Net cash provided by (used in) financing activities	22,994,658	(899)
Effect of exchange rate on cash and cash equivalents	(1,584)	(7,575)
Net change in cash and cash equivalents	$(1,461,449)	$(1,251,934)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $1,453,874, and were mainly comprised of the net loss of $712,919, the decrease in accounts receivables of $4,366, the decrease in inventories of $2,898, the decrease in other receivable of $1,697, increase in other receivables from related parties of $2,194, increase in prepaid taxes of $3,990, increase in prepayments and deposits of $581,028, decrease in accounts payables (including related parties) of $33,333, the decrease in customer deposits of $6,246, the payment of operating lease liabilities of $37,518, the decrease in other payables (including related parties) and accrued liabilities of $163,419. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $13,709, amortization of finance assets of $10,634, amortization of operating right-of-use assets of $37,316, allowance for credit loss of $8,280, inventory write off of $6,777, unrealized holding loss on marketable securities of $1,096.

Net cash used in operating activities for the three months ended March 31, 2024 was $1,243,460, and were mainly comprised of the net loss of $703,094, the non-cash unrealized holding gain on marketable securities of $1,173, the increase in inventories of $10,246, increase in prepaid taxes of $2,797, the increase in prepayments and deposits of $354,839, the decrease in accounts receivables of $16,227, the decrease in other receivables of $5,677 (including related parties), and the increase of income tax payable of $6,626,   decrease in accounts payables (including related parties) of $29,757, the decrease in customer deposits of $526, the payment of operating lease liabilities of $32,630, the decrease in other payables (including related parties) and accrued liabilities of $188,182. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $13,779, amortization of operating right-of-use assets of $33,007, amortization of finance assets of $4,256, deferred tax benefit of $212.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2025 was $23,000,649, which was mainly from advances for investment.

There were no investing activities for the three months ended March 31, 2024.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $22,994,658, which was the reduction of finance lease liability.

Net cash used in financing activities for the three months ended March 31, 2024 was $899, which was the reduction of finance lease liability.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, allowance for deferred tax assets, allowance for credit loss, allowance for estimation of coupon redemption and the assumptions used in the valuation of the derivative financial instruments. Following are the methods and assumptions used in determining our estimates.

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended March 31, 2025 and 2024, there were no inventory write-down; and $6,777 and $0 inventory write-off respectively.

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

As of March 31, 2025 and December 31, 2024, the carrying amounts of operating right-of-use assets amounted to $189,059 and $224,595, and property, plant and equipment amounted to $19,810 and $31,463. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of March 31, 2025 and December 31, 2024.

Allowance for deferred tax assets

The Company conducts much of its business activities in Malaysia, Hong Kong   and China and is subject to tax in each of these jurisdictions. Significant estimates are required in determining the provision for income taxes. There are many transactions and calculations for which the ultimate tax determination is uncertain during the ordinary course of business. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

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

Allowance for credit loss

The Company estimates and records an allowance for credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of March 31, 2025 and December 31, 2024, the Company recognize an allowance for credit loss of $41,360 and $32,857, respectively.

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

Accounting Standards Adopted in 2025

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

In March 2024, the FASB issued ASU 2024-01 “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. The ASU clarify how an entity determines whether a profits interest or similar award is within the scope of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, by adding illustrative guidance. The guidance in ASU 2024-01 is effective for annual reporting periods beginning after December 15, 2024, and can be applied either retrospectively to all prior periods presented in the consolidated financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. Early adoption is permitted. The adoption of ASU 2024-01 has no material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements – Amendments to Remove References to the Concepts Statements”. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024 and has no significant impact on our financial statements.

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

The FASB issued ASU 2024-03 and ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and Clarifying the Effective Date” in November 2024 and January 2025 respectively. This new guidance requires disclosures of additional information of the nature of expenses included in the income statement as well as disclosures about specific expense categories in the notes to the financial statements. The requirements of the new guidance are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, which early adoption permitted. This new guidance can be applied either retrospectively to any or all prior periods presented in the consolidated financial statements or prospectively to financial statements issued for reporting period after the effective date of this new guidance. The Company is currently evaluating the effect of adopting this guidance.

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

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the unaudited consolidated financial position, statements of operations and cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk. Substantially most of our revenues are denominated in the Malaysian Ringgit while most of our expenses are denominated in Malaysian Ringgit, U.S. dollar, Chinese Yuan and Hong Kong Dollar. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments. Although in general, our exposure to foreign exchange risks should be limited, the value of an investment in our Common Stock may be affected by the foreign exchange rate between U.S. dollar and Malaysian Ringgit; U.S. dollar and Chinese Yuan, and U.S. dollar and Hong Kong Dollar because the value of our business is effectively denominated in Malaysian Ringgit, Chinese Yuan and Hong Kong Dollar, while the Common Stock is traded in U.S. dollars.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of March 31, 2025, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weaknesses during its assessment of internal controls over financial reporting as of March 31, 2025:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; and (iii) insufficient procedures and policies were in place to assess the credit risk and capabilities of the third-party manager prior to the investment decision.

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

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended March 31, 2025 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

Date: May 15, 2025
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 15, 2025
	By:	/s/ LEE Kam-fan, Andrew
	Title:	Chief Financial Officer

