Form 10-Q
period 2025-06-30
Agape ATP Corp
filed 2025-08-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2025
Common Stock, $0.0001 par value	50,005,381

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $590 and $1,139 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2025 and December 31, 2024, respectively.)	$215,973	$2,040,243
Accounts receivable, net	23,920	53,651
Other receivable	754	2,544
Amount due from related parties	3,436	2,312
Inventories	36,298	46,347
Prepaid taxes	56,343	45,426
Prepayments and deposits (Included $0 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2025 and December 31, 2024, respectively.)	24,008,789	586,172
Total Current Assets	24,345,513	2,776,695

NON-CURRENT ASSETS
Property and equipment, net	16,988	31,463
Intangible assets, net	11,438	13,082
Finance lease assets	166,826	178,948
Operating right-of-use assets	158,715	224,595
Investment in marketable securities	20,195	13,737
Investment in non-marketable securities	1,500	1,500
Total Non-Current Assets	375,662	463,325

TOTAL ASSETS	$24,721,175	$3,240,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	84,658	102,798
Accounts payable – related parties	31,449	30,625
Customer deposits	96,302	96,976
Operating lease liabilities, current	151,166	150,370
Other payables and accrued liabilities ($1,278 and $1,478 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2025 and December 31, 2024, respectively.)	567,105	712,436
Other payable – related parties	237,392	850
Finance lease liabilities, current	23,554	21,635
Income tax payable	4,685	4,434
Total Current Liabilities	1,196,311	1,120,124

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	8,394	75,425
Finance lease liabilities, non-current	109,922	115,350
Total Non-Current Liabilities	118,316	190,775

TOTAL LIABILITIES	$1,314,627	$1,310,899

COMMITMENTS AND CONTINGENCIES (Note 20)	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 500,000,000 shares authorized, 50,005,381 and 3,989,056 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	5,001	399
Additional paid in capital	34,237,074	11,422,708
Accumulated deficit	(10,834,072)	(9,518,045)
Accumulated other comprehensive income	23,249	27,852
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	23,431,252	1,932,914

NON-CONTROLLING INTERESTS	(24,704)	(3,793)

TOTAL EQUITY	23,406,548	1,929,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	24,721,175	3,240,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUE	$465,499	$313,039	$754,536	$631,682

COST OF REVENUE	(256,559)	(119,478)	(389,310)	(234,701)

GROSS PROFIT	208,940	193,561	365,226	396,981

SELLING	(62,539)	(38,008)	(125,591)	(88,356)
COMMISSION	(16,019)	(7,335)	(23,964)	(16,679)
GENERAL AND ADMINISTRATIVE	(767,343)	(601,803)	(1,573,036)	(1,469,070)
TOTAL OPERATING EXPENSES	(845,901)	(647,146)	(1,722,591)	(1,574,105)

LOSS FROM OPERATIONS	(636,961)	(453,585)	(1,357,365)	(1,177,124)

OTHER INCOME (EXPENSES)
Other income, net	6,387	18,355	12,002	22,497
Interest income	153	19,332	3,416	42,141
Unrealized holding gain (loss) on marketable securities	7,748	(6,639)	6,652	(5,466)
Exchange (loss) gain, net	(573)	62	(870)	(780)
TOTAL OTHER INCOME, NET	13,715	31,110	21,200	58,392

LOSS BEFORE INCOME TAXES	(623,246)	(422,475)	(1,336,165)	(1,118,732)

INCOME TAX EXPENSE	-	(9,840)	-	(16,678)

NET LOSS	(623,246)	(432,315)	(1,336,165)	(1,135,410)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(6,168)	10,384	(20,138)	16,997

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(617,078)	$(442,699)	$(1,316,027)	$(1,152,407)

NET LOSS	$(623,246)	$(432,315)	$(1,336,165)	$(1,135,410)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,394)	(1,777)	(4,603)	(3,328)

TOTAL COMPREHENSIVE LOSS	(624,640)	(434,092)	(1,340,768)	(1,138,738)

Less: Comprehensive (loss) income attributable to non-controlling interests	(6,951)	10,444	(20,911)	16,755

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(617,689)	$(444,536)	$(1,319,857)	$(1,155,493)

LOSS PER SHARE*
Basic and diluted	$(0.01)	$(0.12)	$(0.04)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	50,005,381	3,848,480	29,924,786	3,849,337

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK*		TREASURY STOCK*		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	3,855,101	$386	(6,765)	$(1)	$11,386,055	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(6,765)	(1)	6,765	1	-	-	-	-	-
Net loss	-	-	-	-	-	(709,707)	-	6,613	(703,094)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,551)	(302)	(1,853)
Balance as of March 31, 2024	3,848,336	$385	-	$-	$11,386,055	$(7,757,278)	$28,664	$18,090	$3,675,916
Share based compensation	423	-	-	-	6,667	-	-	-	6,667
Net loss	-	-	-	-	-	(442,699)	-	10,384	(432,315)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,777)	60	(1,717)
Balance as of June 30, 2024	3,848,759	$385	-	$-	$11,392,722	$(8,199,977)	$26,887	$28,534	$3,248,551

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2024	3,989,056	$399	-	-	$11,422,708	$(9,518,045)	$27,852	$(3,793)	$1,929,121
Share based compensation	16,325	2	-	-	29,998	-	-	-	30,000
Issuance of common stock	46,000,000	4,600	-	-	22,784,368	-	-	-	22,788,968
Net loss	-	-	-	-	-	(698,949)	-	(13,970)	(712,919)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,209)	10	(3,199)
Balance as of March 31, 2025	50,005,381	$5,001	-	$-	$34,237,074	$(10,216,994)	$24,643	$(17,753)	$24,031,971
Net loss	-	-	-	-	-	(617,078)	-	(6,168)	(623,246)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,394)	(783)	(2,177)
Balance as of June 30, 2025	50,005,381	$5,001	-	$-	$34,237,074	$(10,834,072)	$23,249	$(24,704)	$23,406,548

*	Common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-20 reverse stock split effective on August 30, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,336,165)	$(1,135,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	16,476	25,328
Amortization of intangible assets	2,320	2,355
Amortization of finance lease assets	21,644	8,519
Amortization of operating right-of-use assets	76,465	66,509
Unrealized holding (gain) loss on marketable securities	(6,652)	5,466
Deferred tax provision	-	212
Inventory write-off	6,897	-
Allowance for credit loss	7,903	16,960
Changes in operating assets and liabilities:
Accounts receivables	25,479	12,312
Amount due from related parties	1,626	6,723
Inventories	5,086	(6,747)
Prepaid taxes	(8,122)	(3,979)
Prepayments and deposits	(629,458)	(344,434)
Other receivables	1,812	(1,470)
Accounts payable	(23,309)	(26,796)
Accounts payable – related parties	(885)	(8,692)
Customer deposits	(7,492)	(12,683)
Operating lease liabilities	(76,876)	(65,880)
Other payables and accrued liabilities	(131,256)	(203,392)
Other payables – related parties	4,883	(7,132)
Amount due to directors	101,292	-
Income tax payable	-	16,231
Net cash used in operating activities	(1,948,332)	(1,656,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(660)	(3,567)
Advances for investment	(23,000,000)	-
Net cash used in investing activities	(23,000,660)	(3,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,000,000	-
Payment of finance lease liabilities	(10,955)	(2,847)
Advance from director	126,633	-
Net cash provided by (used in) financing activities	23,115,678	(2,847)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	9,044	(9,062)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,824,270)	(1,671,476)

CASH AND CASH EQUIVALENTS, beginning of period	2,040,243	4,832,460

CASH AND CASH EQUIVALENTS, end of period	$215,973	$3,160,984

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$8,122	$5,599
Refund of prepaid taxes	-	1,620

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

AGE delivers innovative solutions for sustainability, energy savings and promoting environmental stewardship to achieve energy efficiency and carbon neutrality for a healthier environment.

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

The interim unaudited financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2025, its unaudited results of operations for the three and six months ended June 30, 2025 and 2024, and its unaudited cash flows for the six months ended June 30, 2025 and 2024, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,336,165 and $1,135,410, and net cash used in operating activities of $1,948,332 and $1,656,000 for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the Company had accumulated a deficit of $10,834,072 and $9,518,045.

The Company had current assets of $24,345,513 which comprised $23,000,000 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities on behalf of the Company. As of the reporting date, the investment has yet to be identified, and the financial return of the investment is uncertain.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and six months ended June 30, 2025, SEA, the only VIE of the Company has no significant operations.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for inventories obsolescence, impairment of long-lived assets, valuation allowance for deferred tax assets, allowance for credit loss, allowance for estimation of coupon redemption and the assumptions used in the valuation of the derivative financial instruments. Actual results could differ from these estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2025 and December 31, 2024, $42,838 and $32,857 allowance for credit loss were recorded.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended June 30, 2025 and 2024, the Company did not recognize any inventory write-downs nor write-off. For the six months ended June 30, 2025 and 2024, there were no inventory write-down, however, there were inventory write-off amounted to $6,897 and $0, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits, net

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There were no allowance for credit loss written-off during the three and six months ended June 30, 2025 and 2024. There were $69,569 and $67,768 allowance for credit loss recorded as of June 30, 2025 and December 31, 2024.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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

For the three months ended June 30, 2025 and 2024, the Company recognized $3,948 and $171, as forfeited coupon income, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $4,593 and $2,388, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $6,084 which it is expected to fulfill within 12 months from June 30, 2025.

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

For the three months ended June 30, 2025 and 2024, revenues from products for the provision of complementary health therapies were $218,651 and $230,536 respectively. For the six months ended June 30, 2025 and 2024, revenues from products for the provision of complementary health therapies were $428,197 and $461,166 respectively.

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

For the three months ended June 30, 2025 and 2024, revenues from health and wellness services were $39,819 and $53,257 respectively. For the six months ended June 30, 2025 and 2024, revenues from health and wellness services were $82,519 and $104,191 respectively.

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

For the three months ended June 30, 2025 and 2024, revenues from operation in green energy were $135,434 and $0 respectively. For the six months ended June 30, 2025 and 2024, revenues from operation in green energy were $136,999 and $0 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Energized Mineral Concentrate	$13,773	$-	$31,821	$-
Ionized Cal-Mag	-	-	-	374
LIVO 5	-	23,577	7,642	54,375
Soy Protein Isolate Powder	976	3,078	1,261	6,324
Mix Soy Protein Isolate Powder with Black Sesame	1,400	2,591	1,972	5,252
Others – Products for the provision of complementary health therapies	218,651	230,536	428,197	461,166
Skin care and healthcare products	55,446	-	64,125	-
Green Energy	135,434	-	136,999	-
Total revenues - products	425,680	259,782	672,017	527,491
Health and Wellness services	39,819	53,257	82,519	104,191
Total revenues - products and services	$465,499	$313,039	$754,536	$631,682

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers, purchase cost of products and services for the provision of complementary health therapies and purchase cost of products and services for green energy.  For the three and six months ended June 30, 2025, cost of revenue were $256,559 and $389,310, respectively. For the three and six months ended June 30, 2024, cost of revenue were $119,478 and $234,701, respectively.

Shipping and handling

Shipping and handling charges amounted to $838 and $794 for the three months ended June 30, 2025 and 2024, respectively. Shipping and handling charges amounted to $1,882 and $1,761 for the six months ended June 30, 2025 and 2024, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $8,556 and $28,519 for the three and six months ended June 30, 2025. Advertising costs amounted to $4,979 and $19,694 for the three and six months ended June 30, 2024. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $16,019 and $7,335 for the three months ended June 30, 2025 and 2024, respectively. Commission expenses amounted to $23,964 and $16,679 for the six months ended June 30, 2025 and 2024, respectively.

Selling expenses

The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. Selling expenses amounted to $62,539 and $38,008 for the three months ended June 30, 2025 and 2024, respectively. Selling expenses amounted to $125,591 and $88,356 for the six months ended June 30, 2025 and 2024, respectively.

General and administrative expenses (“G&A expenses”)

The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and allowance for credit loss. G&A expenses amounted to $767,343 and $601,803 for the three months ended June 30, 2025 and 2024, respectively. G&A expenses amounted to $1,573,036 and $1,469,070 for the six months ended June 30, 2025 and 2024, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $26,773 and $25,329 for the three months ended June 30, 2025 and 2024, respectively. Total expenses for the plans were $53,610 and $55,415 for the six months ended June 30, 2025 and 2024, respectively.

The related contribution plans include:

-	Social Security Organization (“PERKESO”) – 1.75% based on employee’s monthly salary capped of RM 6,000;
-	Employees Provident Fund (“EPF”) –based on employee’s monthly salary, 13% for employee earning RM5,000 and below; and 12% for employee earning RM5,001 and above;
-	Employment Insurance System (“EIS”) – 0.2% based on employee’s monthly salary capped of RM 6,000 and
-	Human Resource Development Fund (“HRDF”) – 1% based on employee’s monthly salary.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three and six months ended June 30, 2025 and 2024.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2025 and 2024, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2025	December 31, 2024
Period-end MYR : US$1 exchange rate	4.23	4.47
Period-end HKD : US$1 exchange rate	7.85	7.76
Period-end CNY : US$1 exchange rate	7.17	7.30

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Period-average MYR : US$1 exchange rate	4.27	4.73	4.34	4.73
Period-average HKD : US$1 exchange rate	7.82	7.82	7.80	7.82
Period-average CNY : US$1 exchange rate	7.22	7.25	7.24	7.19

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	June 30, 2025	December 31, 2024

Current assets:
Cash	$590	$1,139
Prepayment and deposits	-	7
Total current assets	$590	$1,146

Current liabilities:
Other payables and accrued liabilities	$1,278	$1,478
Total current liabilities	$1,278	$1,478

Net deficit	$(688)	$(332)

The summarized operating results of the VIE’s are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Loss from operations	$(42)	$(425)	$(328)	$(689)
Net loss	$(42)	$(425)	$(328)	$(689)

4. CASH AND CASH EQUIVALENTS

As of June 30, 2025 and December 31, 2024, the Company has $215,973 and $2,040,243, respectively, of cash and cash equivalents, which consists of $215,973 and $240,243, respectively, of cash and cash in banks and $0 and $1,800,000, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. There were no time deposits for the six months ended June 30, 2025. The effective interest rate for the time deposits ranged between 2.52% to 2.55% per annum for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, $38,310 and $1,806,401 of these balances were not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. ACCOUNTS RECEIVABLE, NET

	As of
	June 30, 2025	December 31, 2024

Accounts receivable	$66,758	$86,508
Allowance for credit loss	(42,838)	(32,857)
Total accounts receivable, net	$23,920	$53,651

Movements of allowance for credit loss are as follows:

	As of
	June 30, 2025	December 31, 2024

Beginning balance	$32,857	$542
Addition	7,903	31,614
Exchange rate effect	2,078	701
Ending balance	$42,838	$32,857

6. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2025	December 31, 2024
Finished goods	$35,250	$45,355
Raw material	1,048	992
	36,298	46,347

For the three months ended June 30, 2025 and 2024, there were no inventory write-down nor write-off respectively. For the six months ended June 30, 2025 and 2024, there were no inventory write-down, however, there were inventory write-off amounted to $6,897 and $0, respectively .

7. PREPAYMENTS AND DEPOSITS, NET

	As of
	June 30, 2025	December 31, 2024

Prepaid expenses	$912,374	$522,460
Deposit for investment (1)	23,000,000	-
Deposits to suppliers	165,984	131,480
	24,078,358	653,940
Allowance for credit loss	(69,569)	(67,768)
Total	$24,008,789	$586,172

(1)	As of June 30, 2025, the Company entered into an entrusted investment agreement with Bi Cheng Investment Management Limited (“Bi Cheng”), whereby Bi Cheng is responsible to identify and manage suitable investment opportunities on behalf of the Company.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PREPAYMENTS AND DEPOSITS, NET (Continued)

Movements of allowance for credit loss are as follows:

	As of
	June 30, 2025	December 31, 2024

Beginning balance	$67,768	$-
Addition	-	67,091
Exchange rate effect	1,801	677
Ending balance	$69,569	$67,768

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	June 30, 2025	December 31, 2024

Computer and office equipment	$96,655	$91,480
Furniture & fixtures	122,856	115,635
Motor vehicle	22,234	21,043
Leasehold improvements	200,125	189,411
Subtotal	441,870	417,569
Less: accumulated depreciation	(424,882)	(386,106)
Total	$16,988	$31,463

Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $3,907 and $12,725, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $16,476 and $25,328, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	June 30, 2025	December 31, 2024

Computer software	$57,700	$54,611
Less: accumulated amortization	(46,262)	(41,529)
Total	$11,438	$13,082

Amortization expense for the three months ended June 30, 2025 and 2024 amounted to $1,180 and $1,178, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 amounted to $2,320 and $2,355, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	June 30, 2025	December 31, 2024
Fair value of investment in marketable securities at the beginning of period / year	$13,737	$20,171
Transfer to non-marketable security	-	(1,500)
Unrealized holding gain (loss)	6,652	(5,018)
Exchange rate effect	(194)	84
Fair value of investment in marketable securities at the end of period / year	$20,195	$13,737

11. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

	As of
Radiance Holdings Corp.	June 30, 2025	December 31, 2024
Cost of investment at the beginning of the period / year	$1,500	$-
Transfer from investment in marketable securities	-	1,500
Cost of investment at the end of the period / year	1,500	1,500

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CUSTOMER DEPOSITS

	As of
	June 30, 2025	December 31, 2024

Customer deposits – Non-Refundable	$96,016	$94,015
Unexpired product coupons	286	2,961
Total	$96,302	$96,976

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued  to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2025	December 31, 2024

Professional fees	$131,888	$363,762
Promotion expenses	33,991	32,171
Payroll	7,130	4,685
Amounts held in eWallets	180,962	173,995
Tax penalty	75,000	75,000
Others	138,134	62,823
Total	$567,105	$712,436

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2025	December 31, 2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,706	$1,582
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	730	730
Total			$3,436	$2,312

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2025	December 31, 2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$29,755	$30,554
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	38	71
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	1,656	-
Total			$31,449	$30,625

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	June 30, 2025	December 31, 2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$144	$494
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	5,772	-
Ms. Low Mui Chin	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	1,227	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Salary, Commission expense and borrowing from director	230,249	356
Total			$237,392	$850

Related party transactions

Purchases

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$86,199	$80,504
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	96	819
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	10,000	-
Total purchases			$96,295	$81,323

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Purchases

Related party transactions

			For the six months ended June 30 ,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$172,026	$161,807
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	150	16,624
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	10,000	-
Total purchases			$182,176	$178,431

Other purchases

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$648	$795
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	402
Total other purchases			$648	$1,197

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,129	$1,734
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,151	2,595
Total other purchases			$3,280	$4,329

Commission

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$372	$619
Total commission			$372	$619

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$766	$1,351
Total commission			$766	$1,351

Other income

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$-	$634
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	207	190
Total other income			$207	$824

Other income

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$230	$1,268
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	414	380
Total other income			$644	$1,648

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$15,271	$14,574
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	27,629	7,606
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	-	1,708
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	23,715	-
Total other expenses			$66,615	$23,888

Other expenses

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$30,421	$28,666
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	-	5
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	55,258	15,213
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	-	1,708
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	23,715	-
Total other expenses			$109,394	$45,592

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2025 and December 31, 2024, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of June 30, 2025 and December 31, 2024, there were 500,000,000 common stocks authorized; 50,005,381 and 3,989,056 shares issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, there were 16,325 and 5,143 shares issued respectively.

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

As of June 30, 2025, there were 115,500 warrants outstanding.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	June 30, 2025	December 31, 2024
DSY Wellness:
Paid-in capital	$97	$97
Retained loss	(23,274)	(3,136)
Accumulated other comprehensive expense	(1,527)	(754)
Total	$(24,704)	$(3,793)

17. INCOME TAXES EXPENSES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Tax jurisdictions from:
Local – United States	$(464,759)	$(300,452)	$(939,004)	$(828,077)
Foreign – Malaysia	(165,505)	(114,614)	(401,983)	(291,139)
Foreign – China	(81)	-	(205)	-
Foreign – Hong Kong	7,099	(7,409)	5,027	484
Loss before income tax	$(623,246)	$(422,475)	$(1,336,165)	$(1,118,732)

Income tax expense consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Current:
- Local	$-	$-	$-	$-
- Foreign	-	(9,840)	-	(16,678)

Deferred:
- Local	-	-	-	-
- Foreign	-	-	-	-
Income tax expense	$-	$(9,840)	$-	$(16,678)

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

17. INCOME TAXES EXPENSES (Continued)

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

For the three and six months ended June 30, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of June 30, 2025 and December 31, 2024, the operations in the United States of America incurred approximately $4,738,000 and $3,799,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2025 and December 31, 2024 were approximately $995,000 and $798,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Cedar ATPC Sdn Bhd., DSY Wellness International Sdn. Bhd. ATPC Green Energy Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for three months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, the operations in Malaysia incurred approximately $3,866,000 and $3,369,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $791,000, $885,000, $1,337,000, $577,000 and $277,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033, 2034 and 2035, respectively, if unutilized. The deferred tax valuation allowance as of June 30, 2025 and December 31, 2024 were approximately $940,000 and $827,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES EXPENSES (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	June 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards in U.S.	$994,950	$797,759
Net operating loss carry forwards in Malaysia	938,996	824,143
Unabsorbed capital allowance carry forward in Malaysia	1,306	3,245
Less: valuation allowance	(1,935,252)	(1,625,147)
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and six months ended June 30, 2025 and 2024.

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended June 30, 2025, one company accounted for approximately 29.1% of the Company’s total revenues and no customer accounted for 10% or more of the Company’s total revenues for the three months ended June 30, 2024.

For the six months ended June 30, 2025, the same company accounted for approximately 17.9% of the Company’s total revenues and no customer accounted for 10% or more of the Company’s total revenues for the six months ended June 30, 2024.

As of June 30, 2025, one company accounted for approximately 21.4% of the Company’s balance of accounts receivable. As of December 31, 2024, the same company accounted for approximately 79.7% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended June 30, 2025, two vendors accounted for approximately 52.0% and 34.9% of the Company’s total purchases. For the three months ended June 30, 2024, two vendors accounted for approximately 70.0% and 23.1% of the Company’s total purchases.

For the six months ended June 30, 2025, three vendors accounted for approximately 45.9%, 34.9% and 10% of the Company’s total purchases. For the six months ended June 30, 2024, two vendors accounted for approximately 67.0% and 20.5% of the Company’s total purchases.

As of June 30, 2025, two vendors accounted for approximately 71.7% and 25.7% of the Company’s total balance of accounts payable, respectively. As of December 31, 2024, three vendors accounted for approximately 44.3%, 31.8% and 22.9% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 25.7% and 22.9% of the Company’s total balance of accounts payable as of June 30, 2025 and December 31, 2024, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

Two sales distributors accounted for 35.7% and 22.3% of the Company’s commission expense for the three months ended June 30, 2025. One sales distributor accounted for 19.8% of the Company’s commission expense for the three months ended June 30, 2024.

For the six months ended June 30, 2025, two sales distributors accounted for 26.2% and 14.9% of the Company’s commission expense. For the six months ended June 30, 2024, one sales distributor accounted for 19.8% of the Company’s commission expense.

(d) Credit risk

As of June 30, 2025, the Company has entrusted Bi Cheng Investment Limited (“Bi Cheng”), a company incorporated and based in the People’s Republic of China (“PRC”) to manage a significant portion of its liquid assets, totaling approximately $23,000,000. These funds are maintained in accounts controlled by Bi Cheng in the PRC.

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

No allowance for credit loss was recorded as of June 30, 2025, as management believes that the risk of loss is not probable based on current information. However, the Company continues to monitor developments and may revise its assessment should conditions materially change.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2025, and December 31, 2024, $202,407 and $2,030,048 were deposited with financial institutions, respectively and $38,310 and $1,806,401 of these balances were not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist of accounts receivable, cash, prepayments and deposits and amount due from related parties. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for credit loss based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company did not have any bad debt on its account receivable. The Company maintains its cash with financial institutions and, as such, believes the credit risk associated with cash deposits is minimal. Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance for credit loss for such advances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance for credit loss is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The amount due from related parties represents payment made by the Company on behalf of related parties, the management considers the credit risk to be low due to the related parties made repayments within reasonable timeframe.

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

Components of Leases	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Operating lease cost	$41,629	$37,581	$81,838	$75,100

Amortization of finance lease asset	$11,010	$4,263	$21,644	$8,519
Interest on finance lease liabilities	$2,218	$1,574	$4,440	$2,639

Components of leases	As of June 30, 2025	As of December 31, 2024

Weighted average remaining lease term (years)
Operating lease	1.00	1.49
Finance lease	3.84	4.34

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	6.7%	6.7%

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities	Finance lease liabilities

2026	$155,790	$31,644
2027	8,451	31,644
2028	-	31,644
2029	-	59,533
Thereafter	-	1,323
Total lease payments	164,241	155,788
Less: interest	(4,681)	(22,312)
Present value of lease liabilities	$159,560	$133,476

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of June 30, 2025, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $4,425.

Short term lease cost for the three months ended June 30, 2025 and 2024 was $23,323 and $10,911, respectively. For the six months ended June 30, 2025 and 2024, the short term lease cost was $45,450 and $21,762, respectively.

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

The table below presents details of our reporting segments:

	For the three months ended June 30, 2025
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$330,065	135,434	$-	$465,499

Operating (loss) gain	$(166,352)	2,305	$(459,199)	$(623,246)

Total assets	$693,887	$90,727	$23,936,561	$24,721,175

	For the three months ended June 30, 2024
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$313,039	-	-	313,039

Operating loss	$(122,896)	(235)	(309,184)	(432,315)

Total assets	$902,844	$-	$3,365,557	$4,268,401

	For the six months ended June 30, 2025
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$617,537	$136,999	$-	$754,536

Operating (loss) gain	$(400,941)	$1,863	$(937,087)	$(1,336,165)

Total assets	$693,887	$90,727	$23,936,561	$24,721,175

	For the six months ended June 30, 2024
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$631,682	$-	$-	$631,682

Operating loss	$(295,534)	$(1,146)	$(838,730)	$(1,135,410)

Total assets	$902,844	$-	$3,365,557	$4,268,401

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

Results of Operation

For the three months ended June 30, 2025 and 2024

Revenue

We generated revenue of $465,499, which comprised revenue from the Company’s network marketing business of $16,149 (approximately 3.5% of revenue); revenue from the Company’s operations in the provision of complementary health therapies of $258,470 (approximately 55.5% of revenue); $55,446 from skin care and healthcare products (approximately 11.9% of revenue) and $135,434 from the operation in green energy (approximately 29.1% of revenue) for the three months ended June 30, 2025 as compared to $313,039, which comprised revenue from the Company’s network marketing business of $29,246 (approximately 9.3% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $283,793 (approximately 90.7% of revenue) for the three months ended June 30, 2024. Revenue from the Company’s network marketing business decreased by $13,097, or approximately 44.8%. Revenue from the Company’s operations in the provision of complementary health therapies decreased by $25,323, or approximately 8.9%, new revenue streams $55,446 from the Company’s operations in wellness and wellbeing lifestyle and $135,434 from the operation in green energy. Total revenue increased by $152,460, or approximately 48.7%.

The decrease in revenue from the Company’s network marketing business was due to a strategic shift in focus toward new revenue streams aimed at restoring growth and diversifying income sources. Additionally, revenue from the Company’s operations in the provision of complementary health therapies declined because, in 2025, the Company did not generate any revenue from overseas customers.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2025 amounted to $256,559 as compared to $119,478 for the three months ended June 30, 2024, an increase of $137,081, or approximately 114.7%. The increase was due to the varying gross profit margins in the Company’s operations in the provision of complementary health therapies; and the cost from the new revenue stream, the Company’s operation in wellness and wellbeing lifestyle and the operation in green energy.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended June 30, 2025 amounted to $208,940, represented a gross margin of approximately 44.9% as compared to $193,561 for the three months ended June 30, 2024, equivalent to a gross margin of approximately 61.8%. The decrease in gross margin was due to the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies and low gross margin in the new revenue stream, the operation in green energy.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses (as defined below). Total operating expenses were $845,901 for the three months ended June 30, 2025, increased by $198,755 or approximately 30.7% from $647,146 for the three months ended June 30, 2024.

Selling expenses

Selling expenses for the three months ended June 30, 2025 amounted to $62,539 as compared to $38,008 for the three months ended June 30, 2024, an increase of $24,531, or approximately 64.5%. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $16,019 and $7,335 for the three months ended June 30, 2025 and 2024, respectively, an increase of $8,684, or approximately 118.4%. The increase in commission expenses was due to the Company pays commission in Company’s network marketing business and the new revenue stream, the operation in wellness and wellbeing lifestyle.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended June 30, 2025 amounted to $767,343, as compared to $601,803 for the three months ended June 30, 2024, an increase of $165,540, or approximately 27.5%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses. The increase in G&A expenses was mainly due to the expenses incurred in the new revenue stream, the operation in wellness and wellbeing lifestyle.

Other Income (Expenses), Net

For the three months ended June 30, 2025, the Company recorded an amount of $13,715 as other income, net, as compared to $31,110 other income, net, for the three months ended June 30, 2024, represented a decrease of $17,395, or approximately 55.9%.

The net other income of $13,715 generated during the three months ended June 30, 2025 comprised of other income, net of $6,387, interest income of $153, unrealized holding gain on marketable securities of $7,748 and foreign currency exchange loss of $573.

The net other income of $31,110 generated during the three months ended June 30, 2024 comprised of other income, net of $18,355, interest income of $19,332, unrealized holding loss on marketable securities of $6,639 and foreign currency exchange gain of $62.

Income Tax (Expense) Credit

The Company recorded provision for income taxes of $0 and $9,840 for the three months ended June 30, 2025 and 2024, respectively. The provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $190,931 from net loss of $432,315 for the three months ended June 30, 2024 to net loss of $623,246 for the three months ended June 30, 2025, mainly due to reasons as discussed above.

For the six months ended June 30, 2025 and 2024

Revenue

We generated revenue of $754,536, which comprised revenue from the Company’s network marketing business of $42,696 (approximately 5.7% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $510,716 (approximately 67.7% of revenue); $64,125 from skin care and healthcare products (approximately 8.5% of revenue) and $136,999 from the operation in green energy (approximately 18.1% of revenue) for the six months ended June 30, 2025 as compared to $631,682, which comprised revenue from the Company’s network marketing business of $66,325 (approximately 10.5% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $565,357 (approximately 89.5% of revenue) for the six months ended June 30, 2024. Revenue from the Company’s network marketing business decreased by $23,629, or approximately 35.6%. Revenue from the Company’s operations in the provision of complementary health therapies decreased by $54,641, or approximately 9.7%, new revenue streams $64,125 from the Company’s operations in wellness and wellbeing lifestyle and $136,999 from the operation in green energy. Total revenue increased by $122,854, or approximately 19.4%.

The decrease in revenue from the Company’s network marketing business was due to a strategic shift in focus toward new revenue streams aimed at restoring growth and diversifying income sources. Additionally, revenue from the Company’s operations in the provision of complementary health therapies declined because, in 2025, the Company did not generate any revenue from overseas customers.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2025 amounted to $389,310 as compared to $234,701 for the six months ended June 30, 2024, an increase of $154,609, or approximately 65.9%.

The increase was due to the inventory write off in the Company’s network marketing business; the varying gross profit margins in the Company’s operations in the provision of complementary health therapies; and the cost from the new revenue stream, the Company’s operation in wellness and wellbeing lifestyle and the operation in green energy.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the six months ended June 30, 2025, amounted to $365,226, represented a gross margin of approximately 48.4% as compared to $396,981 for the six months ended June 30, 2024, equivalent to a gross margin of approximately 62.8%. The decrease in gross margin was due to the inventory write off in the Company’s network marketing business, the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies and low gross margin in the new revenue stream, the operation in green energy.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses. Total operating expenses were $1,722,591 for the six months ended June 30, 2025, increased by $148,486 or approximately 9.4% from $1,574,105 for the six months ended June 30, 2024.

Selling expenses

Selling expenses for the six months ended June 30, 2025 amounted to $125,591 as compared to $88,356 for the six months ended June 30, 2024, an increase of $37,235, or approximately 42.1%, mainly due to the increase in advertisement cost and marketing event related expenses. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $23,964 and $16,679 for the six months ended June 30, 2025 and 2024, respectively, an increase of $7,285, or approximately 43.7%. The increase in commission expenses was due to the Company pays commission in Company’s network marketing business and the new revenue stream, the operation in wellness and wellbeing lifestyle.

General and administrative expenses (“G&A expenses”)

G&A expenses for the six months ended June 30, 2025 amounted to $1,573,036, as compared to $1,469,070 for the six months ended June 30, 2024, an increase of $103,966, or approximately 7.1%. The increase in G&A expenses was mainly due to the increase in G&A expenses in the new revenue stream, the operation in wellness and wellbeing lifestyle. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses.

Other Income (Expenses), Net

For the six months ended June 30, 2025, the Company recorded an amount of $21,200 as other income, net, as compared to $58,392 for the six months ended June 30, 2024, represented a decrease of $37,192 or approximately 63.7%.

The net other income of $21,200 generated during the six months ended June 30, 2025 comprised of other income, net of $12,002, interest income of $3,416, unrealized holding gain on marketable securities of $6,652 and foreign currency exchange loss of $870. The net other income of $58,392 generated during the six months ended June 30, 2024 comprised of other income, net of $22,497, interest income of $42,141, unrealized holding loss on marketable securities of $5,466 and foreign currency exchange loss of $780.

Income Tax Expense (Credit)

The Company recorded provision for income taxes of $0 and $16,678 for the six months ended June 30, 2025 and 2024, respectively. The provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $200,755 from net loss of $1,135,410 for the six months ended June 30, 2024 to net loss of $1,336,165 for the six months ended June 30, 2025, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of June 30, 2025, the Company had working capital of $23,149,202 consisting of cash and cash in bank of $215,973 and $0 of time deposit as compared to working capital of $1,656,571 consisted of cash and cash in bank of $240,243 and time deposits of $1,800,000 as of December 31, 2024. The Company had a net loss of $1,336,165 for the six months ended June 30, 2025 and accumulated deficits of $10,834,072 as of June 30, 2025 as compared to net loss of $2,486,044 for the year ended December 31, 2024 and accumulated deficits of $9,518,045 as of December 31, 2024.

The following summarizes the key components of our cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024

Net cash used in operating activities	$(1,948,332)	$(1,656,000)
Net cash used in investing activities	(23,000,660)	(3,567)
Net cash provided by (used in) financing activities	23,115,678	(2,847)
Effect of exchange rate on cash and cash equivalents	9,044	(9,062)
Net change in cash and cash equivalents	$(1,824,270)	$(1,671,476)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $1,948,332, comprised of net loss of $1,336,165, unrealized holding gain on marketable securities of $6,652, the increase in prepaid taxes of $8,122, the increase in prepayments and deposits of $629,458, the decrease in account payable (including related parties) $24,194, the decrease in customer deposits of $7,492, the payment of operating lease liabilities of $76,876, the decrease in other payables (including related parties) and accrued liabilities of $126,373. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $18,796, amortization of finance assets of $21,644, amortization of operating right-of-use assets of $76,465, inventory write off of $6,897 and allowance for credit loss $7,903, the decrease in accounts receivables of $25,479, the decrease in other receivables from related parties of $1,626, the decrease in inventories of $5,086, the decrease in other receivables of $1,812, and the increase in amount due to directors of $101,292.

Net cash used in operating activities for the six months ended June 30, 2024 was $1,656,000, comprised of net loss of $1,135,410, the increase in inventories of $6,747, the increase in prepaid taxes of $3,979, the increase in prepayments and deposits of $344,434, the increase in other receivables $1,470, the decrease in account payable (including related parties) $35,488, the decrease in customer deposits of $12,683, the payment of operating lease liabilities of $65,880, the decrease in other payables (including related parties) and accrued liabilities of $210,524. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $27,683, amortization of finance assets of $8,519, amortization of operating right-of-use assets of $66,509, unrealized holding loss on marketable securities of $5,466, deferred tax benefit of $212, allowance for credit loss $16,960, the decrease in accounts receivables of $12,312, the decrease in other receivables (including related parties) of $6,723 and the increase of income tax payable of $16,231.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 was $23,000,660, which was mainly from advances for investment.

Net cash used in investing activities for the six months ended June 30, 2024 was $3,567, which was due to purchase of equipment.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $23,115,678, consisted of the proceeds from issuance of common stock for $23,000,000, reduction of finance lease liability of $10,955 and advance from director of $126,633.

Net cash used in financing activities for the six months ended June 30, 2024 was $2,847, which was the reduction of finance lease liability.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the six months ended June 30, 2025 and 2024, there were no inventory write-down; and $6,897 and $0 inventory write-off respectively.

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

As of June 30, 2025 and December 31, 2024, the carrying amounts of operating right-of-use assets amounted to $158,715 and $224,595, respectively, and property, plant and equipment amounted to $16,988 and $31,463, receptively. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of June 30, 2025 and December 31, 2024.

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

Allowance for credit loss

The Company estimates and records an allowance for credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of June 30, 2025 and December 31, 2024, the Company recognize an allowance for credit loss of $42,838 and $32,857, respectively.

Allowance for estimation of coupon redemption

The Company offers various coupon programs to customers, which result in the potential redemption of coupons against future purchases. The estimation of coupon redemption requires assumptions. This estimate is based on historical redemption patterns, customer behavior trends, and the terms and conditions of the coupon programs. Management considers factors such as the type of coupon, the period of validity that could influence redemption rates. The Company makes estimates about the likelihood and timing of coupon redemptions, which may vary based on changing customer behavior and economic conditions. If the actual redemption rate differs from the estimated rate, it could impact the redemption liability and related expenses in future periods. The allowance for coupon redemption is regularly reviewed and adjusted as more information becomes available to ensure that it reflects the expected redemption accurately.

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of June 30, 2025, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weaknesses during its assessment of internal controls over financial reporting as of June 30, 2025:

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

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended June 30, 2025 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

Date: August 13, 2025
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: August 13, 2025
	By:	/s/ LEE Kam-Fan, Andrew
	Title:	Chief Financial Officer,

