Form 10-Q
period 2025-09-30
Agape ATP Corp
filed 2025-11-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2025
Common Stock, $0.0001 par value	50,027,000

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $307 and $1,139 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2025 and December 31, 2024, respectively.)	$133,714	$2,040,243
Accounts receivable, net	7,437	53,651
Other receivable	28	2,544
Amount due from related parties	2,279	2,312
Inventories	39,886	46,347
Prepaid taxes	52,006	45,426
Prepayments and deposits, net (Included $0 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of September 30, 2025 and December 31, 2024, respectively.)	23,834,956	586,172
Total Current Assets	24,070,306	2,776,695

NON-CURRENT ASSETS
Property and equipment, net	15,122	31,463
Intangible assets, net	10,289	13,082
Finance lease assets	156,228	178,948
Operating right-of-use assets	119,021	224,595
Investment in marketable securities	16,878	13,737
Investment in non-marketable securities	1,500	1,500
Total Non-Current Assets	319,038	463,325

TOTAL ASSETS	$24,389,344	$3,240,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	85,145	102,798
Accounts payable – related parties	35,064	30,625
Customer deposits	98,504	96,976
Operating lease liabilities, current	119,657	150,370
Other payables and accrued liabilities ($1,282 and $1,478 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of September 30, 2025 and December 31, 2024, respectively.)	600,103	712,436
Other payable – related parties	522,795	850
Finance lease liabilities, current	23,991	21,635
Income tax payable	-	4,434
Total Current Liabilities	1,485,259	1,120,124

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	-	75,425
Finance lease liabilities, non-current	104,159	115,350
Total Non-Current Liabilities	104,159	190,775

TOTAL LIABILITIES	$1,589,418	$1,310,899

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; Nil issued and outstanding	-	-
Common Stock, par value $0.0001; 500,000,000 shares authorized, 50,005,381 and 3,989,056 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	5,001	399
Additional paid in capital	34,237,074	11,422,708
Accumulated deficit	(11,420,899)	(9,518,045)
Accumulated other comprehensive income	12,074	27,852
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	22,833,250	1,932,914

NON-CONTROLLING INTERESTS	(33,324)	(3,793)

TOTAL EQUITY	22,799,926	1,929,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,389,344	$3,240,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

REVENUE	$370,593	$331,289	$1,125,129	$962,971

COST OF REVENUE	(131,490)	(147,104)	(520,800)	(381,805)

GROSS PROFIT	239,103	184,185	604,329	581,166

SELLING	(61,623)	(41,582)	(187,214)	(129,938)
COMMISSION	(27,386)	(6,894)	(51,350)	(23,573)
GENERAL AND ADMINISTRATIVE	(751,415)	(683,819)	(2,324,451)	(2,152,889)
TOTAL OPERATING EXPENSES	(840,424)	(732,295)	(2,563,015)	(2,306,400)

LOSS FROM OPERATIONS	(601,321)	(548,110)	(1,958,686)	(1,725,234)

OTHER INCOME
Other income, net	2,774	3,445	14,776	25,942
Interest income	-	16,291	3,416	58,432
Unrealized holding (loss) gain on marketable securities	(3,487)	(1,176)	3,165	(6,642)
Gain on disposal of property and equipment	-	111	-	111
Exchange gain, net	7,860	2,525	6,990	1,745
TOTAL OTHER INCOME, NET	7,147	21,196	28,347	79,588

LOSS BEFORE INCOME TAXES	(594,174)	(526,914)	(1,930,339)	(1,645,646)

INCOME TAX (EXPENSE) CREDIT	(1,196)	2,875	(1,196)	(13,803)

NET LOSS	(595,370)	(524,039)	(1,931,535)	(1,659,449)

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(8,543)	(14,411)	(28,681)	2,586

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(586,827)	$(509,628)	$(1,902,854)	$(1,662,035)

NET LOSS	$(595,370)	$(524,039)	$(1,931,535)	$(1,659,449)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(11,175)	7,224	(15,778)	3,896

TOTAL COMPREHENSIVE LOSS	(606,545)	(516,815)	(1,947,313)	(1,655,553)

Less: Comprehensive (loss) income attributable to non-controlling interests	(8,620)	(12,522)	(29,531)	4,233

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(597,925)	$(504,293)	$(1,917,782)	$(1,659,786)

LOSS PER SHARE
Basic and diluted	$(0.01)	$(0.13)	$(0.05)	$(0.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	50,005,381	3,881,074	36,691,872	3,859,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	3,855,126	$386	(6,765)	$(1)	$11,386,055	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(6,765)	(1)	6,765	1	-	-	-	-	-
Net loss	-	-	-	-	-	(709,707)	-	6,613	(703,094)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,551)	(302)	(1,853)
Balance as of March 31, 2024	3,848,361	$385	-	$-	$11,386,055	$(7,757,278)	$28,664	$18,090	$3,675,916
Share based compensation	423	-	-	-	6,667	-	-	-	6,667
Net loss	-	-	-	-	-	(442,699)	-	10,384	(432,315)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,777)	60	(1,717)
Balance as of June 30, 2024	3,848,784	$385	-	$-	$11,392,722	$(8,199,977)	$26,887	$28,534	$3,248,551
Share based compensation	4,720	-	-	-	30,000	-	-	-	30,000
Roundup of fractional shares upon reverse stock split	135,552	14	-	-	(14)	-	-	-	-
Net income (loss)	-	-	-	-	-	(509,628)	-	(14,411)	(524,039)
Foreign currency translation adjustment	-	-	-	-	-	-	7,224	1,889	9,113
Balance as of September 30, 2024	3,989,056	$399	-	$-	$11,422,708	$(8,709,605)	$34,111	$16,012	$2,763,625

	COMMON STOCK		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2024	3,989,056	$399	-	-	$11,422,708	$(9,518,045)	$27,852	$(3,793)	$1,929,121
Share based compensation	16,325	2	-	-	29,998	-	-	-	30,000
Issuance of common stock	46,000,000	4,600	-	-	22,784,368	-	-	-	22,788,968
Net loss	-	-	-	-	-	(698,949)	-	(13,970)	(712,919)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,209)	10	(3,199)
Balance as of March 31, 2025	50,005,381	$5,001	-	$-	$34,237,074	$(10,216,994)	$24,643	$(17,753)	$24,031,971
Net loss	-	-	-	-	-	(617,078)	-	(6,168)	(623,246)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,394)	(783)	(2,177)
Balance as of June 30, 2025	50,005,381	$5,001	-	$-	$34,237,074	$(10,834,072)	$23,249	$(24,704)	$23,406,548
Net loss	-	-	-	-	-	(586,827)	-	(8,543)	(595,370)
Foreign currency translation adjustment	-	-	-	-	-	-	(11,175)	(77)	(11,252)
Balance as of September 30, 2025	50,005,381	$5,001	-	$-	$34,237,074	$(11,420,899)	$12,074	$(33,324)	$22,799,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the nine months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,931,535)	$(1,659,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18,512	32,411
Gain on disposal of property and equipment	-	(111)
Amortization of intangible assets	3,503	3,611
Amortization of finance lease assets	32,768	18,956
Amortization of operating right-of-use assets	116,549	103,187
Unrealized holding loss (gain) on marketable securities	(3,165)	6,642
Deferred tax expense	-	218
Inventory write-off	6,961	-
Allowance for credit loss	11,106	28,359
Changes in operating assets and liabilities:
Accounts receivables	37,284	6,353
Amount due from related parties	141	8,858
Inventories	1,742	(6,473)
Prepaid taxes	(3,767)	(8,592)
Prepayments and deposits	(452,749)	(329,898)
Other receivables	2,517	(949)
Accounts payable	(23,328)	19,139
Accounts payable – related parties	2,543	(10,415)
Customer deposits	(4,211)	(16,349)
Operating lease liabilities	(117,172)	(102,605)
Other payables and accrued liabilities	(99,510)	(179,853)
Other payables – related parties	1,162	(7,133)
Amount due to directors	200,176	-
Income tax payable	(4,601)	13,213
Net cash used in operating activities	(2,205,074)	(2,080,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(667)	(48,722)
Proceeds from disposal of property and equipment	-	111
Advances for investment	(23,000,000)	-
Net cash used in investing activities	(23,000,667)	(48,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,000,000	-
Payment of finance lease liabilities	(16,710)	(6,691)
Advance from director	313,719	-
Net cash provided by (used in) financing activities	23,297,009	(6,691)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2,203	22,755

DECREASE IN CASH AND CASH EQUIVALENTS	(1,906,529)	(2,113,427)

CASH AND CASH EQUIVALENTS, beginning of period	2,040,243	4,832,460

CASH AND CASH EQUIVALENTS, end of period	$133,714	$2,719,033

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$3,767	$10,257
Refund of prepaid taxes	-	1,665

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

The interim unaudited financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2025, its unaudited results of operations for the three and nine months ended September 30, 2025 and 2024, and its unaudited cash flows for the nine months ended September 30, 2025 and 2024, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,931,535 and $1,659,449, and net cash used in operating activities of $2,205,074 and $2,080,880 for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company had accumulated a deficit of $11,420,899 and $9,518,045.

The Company had current assets of $24,070,306 which comprised $23,000,000 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities on behalf of the Company. As of the reporting date, the investment has yet to be identified, and the financial return of the investment is uncertain.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three and nine months ended September 30, 2025, SEA, the only VIE of the Company has no significant operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2025 and December 31, 2024, $6,559 and $32,857 allowance for credit loss were recorded.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended September 30, 2025 and 2024, the Company did not recognize any inventory write-downs nor write-off. For the nine months ended September 30, 2025 and 2024, there were no inventory write-down, however, there were inventory write-off amounted to $6,961 and $0, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits, net

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There was $69,683 allowance for credit loss written-off during the three and nine months ended September 30, 2025 and $0 allowance for credit loss written off during three and nine months ended September 30, 2024. There was $0 and $67,768 allowance for credit loss recorded as of September 30, 2025 and December 31, 2024.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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

For the three months ended September 30, 2025 and 2024, the Company recognized $334 and $565, as forfeited coupon income, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $4,927 and $2,952, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $5,154 which it is expected to fulfill within 12 months from September 30, 2025.

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

For the three months ended September 30, 2025 and 2024, revenues from products for the provision of complementary health therapies were $222,637 and $227,249 respectively. For the nine months ended September 30, 2025 and 2024, revenues from products for the provision of complementary health therapies were $650,834 and $688,415 respectively.

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

For the three months ended September 30, 2025 and 2024, revenues from health and wellness services were $38,932 and $56,503 respectively. For the nine months ended September 30, 2025 and 2024, revenues from health and wellness services were $121,451 and $160,694 respectively.

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

For the three months ended September 30, 2025 and 2024, revenues from operation in green energy were $1,274 and $0 respectively. For the nine months ended September 30, 2025 and 2024, revenues from operation in green energy were $138,273 and $0 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Energized Mineral Concentrate	$15,812	$1,097	$47,633	$1,097
Ionized Cal-Mag	-	-	-	374
LIVO 5	207	24,103	7,849	78,478
Soy Protein Isolate Powder	536	2,292	1,797	8,616
Mix Soy Protein Isolate Powder with Black Sesame	631	1,641	2,603	6,893
Others – Products for the provision of complementary health therapies	222,637	227,249	650,834	688,415
Skin care and healthcare products	90,564	18,404	154,689	18,404
Green Energy	1,274	-	138,273	-
Total revenues - products	331,661	274,786	1,003,678	802,277
Health and Wellness services	38,932	56,503	121,451	160,694
Total revenues - products and services	$370,593	$331,289	$1,125,129	$962,971

Cost of revenue

Cost of revenue comprised the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. For the three and nine months ended September 30, 2025, cost of revenue were $131,490 and $520,800, respectively. For the three and nine months ended September 30, 2024, cost of revenue were $147,104 and $381,805.

Shipping and handling

Shipping and handling charges amounted to $1,196 and $817 for the three months ended September 30, 2025 and 2024, respectively. Shipping and handling charges amounted to $3,078 and $2,577 for the nine months ended September 30, 2025 and 2024, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $7,781 and $36,300 for the three and nine months ended September 30, 2025. Advertising costs amounted to $17,250 and $36,945 for the three and nine months ended September 30, 2024. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Selling expenses

The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. Selling expenses amounted to $61,623 and $41,582 for the three months ended September 30, 2025 and 2024, respectively. Selling expenses amounted to $187,214 and $129,938 for the nine months ended September 30, 2025 and 2024, respectively.

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $27,386 and $6,894 for the three months ended September 30, 2025 and 2024, respectively. Commission expenses amounted to $51,350 and $23,573 for the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expenses (“G&A expenses”)

The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and allowance for credit loss. G&A expenses amounted to $751,415 and $683,819 for the three months ended September 30, 2025 and 2024, respectively. G&A expenses amounted to $2,324,451 and $2,152,889 for the nine months ended September 30, 2025 and 2024, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $26,969 and $57,304 for the three months ended September 30, 2025 and 2024, respectively. Total expenses for the plans were $80,579 and $87,391 for the nine months ended September 30, 2025 and 2024, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three and nine months ended September 30, 2025 and 2024.

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

Earnings (Loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2025 and 2024, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	September 30, 2025	December 31, 2024
Period-end MYR : US$1 exchange rate	4.21	4.47
Period-end HKD : US$1 exchange rate	7.78	7.76
Period-end CNY : US$1 exchange rate	7.12	7.30

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Period-average MYR : US$1 exchange rate	4.22	4.35	4.30	4.61
Period-average HKD : US$1 exchange rate	7.81	7.79	7.80	7.81
Period-average CNY : US$1 exchange rate	7.15	7.11	7.21	7.19

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

Recently issued but not yet adopted

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. It also supersedes website development cost guidance, moving it to ASC 350-40. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	September 30, 2025	December 31, 2024
Current assets:
Cash	$307	$1,139
Prepayment and deposits	-	7
Total current assets	$307	$1,146

Current liabilities:
Other payables and accrued liabilities	1,282	1,478
Total current liabilities	$1,282	$1,478

Net deficit	$(975)	$(332)

The summarized operating results of the VIE’s are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Loss from operations	$(282)	$(490)	$(610)	$(754)
Net loss	$(282)	$(490)	$(610)	$(754)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As of September 30, 2025 and December 31, 2024 the Company has $133,714 and $2,040,243, respectively, of cash and cash equivalents, which consists of $133,714 and $240,243, respectively, of cash and cash in banks and $0 and $1,800,000, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranged between 2.06% to 2.55% per annum for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, $216 and $1,806,401 of these balances are not covered by deposit insurance, respectively.

5. ACCOUNTS RECEIVABLE, NET

	As of
	September 30, 2025	December 31, 2024

Accounts receivable	$13,996	$86,508
Less: allowance for credit loss	(6,559)	(32,857)
Total accounts receivable, net	$7,437	$53,651

Movements of allowance for credit loss are as follows:

	As of
	September 30, 2025	December 31, 2024

Beginning balance	$32,857	$542
Addition	11,106	31,614
Write off	(38,779)	-
Exchange rate effect	1,375	701
Ending balance	$6,559	$32,857

6. INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2025	December 31, 2024

Finished goods	38,834	45,355
Raw material	1,052	992
Total	$39,886	$46,347

For the three months ended September 30, 2025 and 2024, there were no inventory write-down nor write-off respectively. For the nine months ended September 30, 2025 and 2024, there were no inventory write-down, however, there were inventory write-off amounted to $6,961 and $0, respectively.

7. PREPAYMENTS AND DEPOSITS, NET

	As of
	September 30, 2025	December 31, 2024

Prepaid expenses	$703,619	$522,460
Deposit for investment (1)	23,000,000	-
Deposits to suppliers	131,337	131,480
	23,834,956	653,940
Less: allowance for credit loss – Prepaid expenses	-	(67,768)
Total	$23,834,956	$586,172

(1)	The Company entered into an entrusted investment agreement with Bi Cheng Investment Management Limited (“Bi Cheng”) on March 11, 2025, whereby Bi Cheng is responsible to identify and manage suitable investment opportunities on behalf of the Company.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. PREPAYMENTS AND DEPOSITS, NET (Continued)

Movements of allowance for credit loss are as follows:

	As of
	September 30, 2025	December 31, 2024

Beginning balance	$67,768	$-
Addition	-	67,091
Write off	(69,683)	-
Exchange rate effect	1,915	677
Ending balance	$-	$67,768

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	September 30, 2025	December 31, 2024

Computer and office equipment	$96,981	$91,480
Furniture & fixtures	123,269	115,635
Motor vehicle	22,308	21,043
Leasehold improvements	200,799	189,411
Subtotal	443,357	417,569
Less: accumulated depreciation	(428,235)	(386,106)
Total property and equipment, net	$15,122	$31,463

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $2,036 and $7,083, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $18,512 and $32,411, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	September 30, 2025	December 31, 2024

Computer software	$57,894	$54,611
Less: accumulated amortization	(47,605)	(41,529)
Total intangible assets, net	$10,289	$13,082

Amortization expense for the three months ended September 30, 2025 and 2024 amounted to $1,183 and $1,256, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 amounted to $3,503 and $3,611, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	September 30, 2025	December 31, 2024
Fair value of investment in marketable securities at the beginning of period / year	$13,737	$20,171
Unrealized holding gain (loss)	3,165	(5,018)
Transfer to non-marketable securities	-	(1,500)
Exchange rate effect	(24)	84
Fair value of investment in marketable securities at the end of period / year	$16,878	$13,737

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

	As of
Radiance Holdings Corp.	September 30, 2025	December 31, 2024
Cost of investment at the beginning of the period / year	$1,500	$-
Transfer from investment in marketable securities	-	1,500
Cost of investment at the end of the period / year	1,500	1,500

12. CUSTOMER DEPOSITS

	As of
	September 30, 2025	December 31, 2024

Customer deposits – Non-Refundable	$98,162	$94,015
Unexpired product coupons	342	2,961
Total	$98,504	$96,976

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	September 30, 2025	December 31, 2024

Professional fees	$137,641	$363,762
Promotion expenses	34,105	32,171
Payroll	21,497	4,685
Amounts held in eWallets	182,074	173,995
Tax penalty	75,000	75,000
Others	149,786	62,823
Total	$600,103	$712,436

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2025	December 31, 2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,279	$1,582
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	-	730
Total			$2,279	$2,312

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2025	December 31, 2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$28,400	$30,554
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	186	71
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	780	-
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	5,698	-
Total			$35,064	$30,625

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	September 30, 2025	December 31, 2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	143	494
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	1,946	-
Ms. Low Mui Chin	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	73	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Salary, Commission expense and borrowing from director	520,633	356
Total			$522,795	$850

Related party transactions

Purchases

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$87,347	$79,758
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	238	151
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	5,577	-
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	13,379	-
Total			$106,541	$79,909

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Purchases

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$260,973	$246,003
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	389	17,231
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	5,577	-
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	23,472	-
Total			$290,411	$263,234

Other purchases

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$440	$900
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	134
Total			$440	$1,034

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,589	$2,681
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	1,162	2,800
Total other purchases			$3,751	$5,481

Commission

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$348	$550
Total commission			$348	$550

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,114	$1,938
Total commission			$1,114	$1,938

Other income

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$-	$652
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	209	195
Total other income			$209	$847

Other income

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	232	1,954
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	627	586
Total other income			$859	$2,540

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses

			For the three months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$14,922	$14,976
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense and facilities	27,886	21,708
Cedar Wellness Sdn Bhd (“CW”)	The directors and Cedar Wellness Ms. Low Mui Chin & Ms. Low Bee Yin are also the directors of Cedar ATPC Sdn Bhd	Selling and event related expenses	14,695	-
Total other expenses			$57,503	$36,684

Other expenses

			For the nine months ended September 30,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$45,627	$44,429
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	-	5
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	83,658	37,338
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Office furniture & fittings and improvements	-	1,755
Cedar Wellness Sdn Bhd (“CW”)	The directors and Cedar Wellness Ms. Low Mui Chin & Ms. Low Bee Yin are also the directors of Cedar ATPC Sdn Bhd	Selling and event related expenses	38,631	-
Total other expenses			$167,916	$83,527

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2025 and December 31, 2024, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

As of September 30, 2025 and December 31, 2024, there were 500,000,000 common stocks authorized; 50,005,381 and 3,989,056 shares issued and outstanding, respectively.

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

As of September 30, 2025 and December 31, 2024, there were 16,325 and 5,143 shares issued respectively.

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

As of September 30, 2025, there were 115,500 warrants outstanding.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	September 30, 2025	December 31, 2024
DSY Wellness:
Paid-in capital	$97	$97
Retained earnings	(31,817)	(3,136)
Accumulated other comprehensive income (loss)	(1,604)	(754)
	(33,324)	(3,793)
ASL	-	-
Total	$(33,324)	$(3,793)

17. INCOME TAXES (EXPENSES) CREDIT

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Tax jurisdictions from:
Local – United States	$(432,436)	$(302,021)	$(1,371,440)	$(1,130,098)
Foreign – Malaysia	(156,532)	(222,258)	(558,515)	(513,397)
Foreign – China	(136)	-	(341)	-
Foreign – Hong Kong	(5,070)	(2,635)	(43)	(2,151)
Loss before income tax	$(594,174)	$(526,914)	$(1,930,339)	$(1,645,646)

Income tax (expense) credit consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Current:
- Local	$-	$-	$-	$-
- Foreign	(1,196)	2,875	(1,196)	(13,803)

Deferred:
- Local	-	-	-	-
- Foreign	-	-	-	-
Income tax (expense) credit	$(1,196)	$2,875	$(1,196)	$(13,803)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (EXPENSES) CREDIT (Continued)

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America with a corporate tax rate of 21% on its taxable income. Agape ATP Corporation is also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 21%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied.

For the three and nine months ended September 30, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of September 30, 2025 and December 31, 2024, the operations in the United States of America incurred approximately $5,170,000 and $3,799,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of September 30, 2025 and December 31, 2024 were approximately $1,086,000 and $798,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Cedar ATPC Sdn Bhd., DSY Wellness International Sdn. Bhd. ATPC Green Energy Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the operations in Malaysia incurred approximately $4,009,000 and $3,369,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $799,000, $893,000, $1,335,000, $582,000 and $401,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033, 2034 and 2035, respectively, if unutilized. The deferred tax valuation allowance as of September 30, 2025 and December 31, 2024 were approximately $980,000 and $827,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (EXPENSES) CREDIT (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	September 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,085,762	$797,759
Net operating loss carry forwards in Malaysia	980,951	824,143
Deferred tax liabilities from temporary difference for property and equipment in Malaysia	(1,138)	-
Unabsorbed capital allowance carry forward in Malaysia	-	3,245
Less: valuation allowance	(2,065,575)	(1,625,147)
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and nine months ended September 30, 2025 and 2024.

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended September 30, 2025 and 2024, no customer accounted for 10% or more of the Company’s total revenues.

For the nine months ended September 30, 2025, one company accounted for approximately 12.1% of the Company’s total revenues and no customer accounted for 10% or more of the Company’s total revenues for the nine months ended September 30, 2024.

As of September 30, 2025, two individual customers accounted for approximately 23.8% of the Company’s balance of accounts receivable, respectively. As of December 31, 2024, one company accounted for approximately 79.7% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended September 30, 2025, three vendors accounted for approximately 67.0%, 11.6% and 10.1% of the Company’s total purchases, respectively. For the three months ended September 30, 2024, two vendors accounted for approximately 57.3% and 19.0% of the Company’s total purchases, respectively.

For the nine months ended September 30, 2025, three vendors accounted for approximately 51.4%, 26.0% and 10.4% of the Company’s total purchases, respectively. For the nine months ended September 30, 2024, two vendors accounted for approximately 63.4% and 19.9% of the Company’s total purchases, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 67.0% and 51.4% of the Company’s total purchases for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, it accounted for approximately 57.3% and 63.4% of the Company’s total purchases, respectively.

As of September 30, 2025, two vendors accounted for approximately 69.3% and 23.6% of the Company’s total balance of accounts payable, respectively. As of December 31, 2024, three vendors accounted for approximately 44.3%, 31.8% and 22.9% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 23.6% and 22.9% of the Company’s total balance of accounts payable as of September 30, 2025 and December 31, 2024, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

One sales distributor accounted for approximately 47.3% of the Company’s commission expense for the three months ended September 30, 2025. No sales distributors accounted for 10% or more of the Company’s commission expense for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, the same sales distributor accounted for approximately 37.6% of the Company’s commission expense. For the nine months ended September 30, 2024, one sales distributor accounted for approximately 20.3% of the Company’s commission expense.

(d) Credit risk

As of September 30, 2025, the Company has entrusted Bi Cheng Investment Limited (“Bi Cheng”), a company incorporated and based in the People’s Republic of China (“PRC”) to manage a significant portion of its liquid assets, totaling approximately $23,000,000. These funds are maintained in accounts controlled by Bi Cheng in the PRC.

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

No allowance for credit loss was recorded as of September 30, 2025, as management believes that the risk of loss is not probable based on current information. However, the Company continues to monitor developments and may revise its assessment should conditions materially change.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2025, and December 31, 2024, $125,148 and $2,030,048 were deposited with financial institutions, respectively and $216 and $1,806,401 of these balances were not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Components of Leases	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Operating lease cost	$43,134	$62,857	$124,972	$159,720

Amortization of finance lease asset	11,124	11,896	32,768	18,956
Interest on finance lease liabilities	2,157	2,350	6,597	4,989

Components of leases	As of September 30, 2025	As of December 31, 2024

Weighted average remaining lease term (years)
Operating lease	0.76	1.49
Finance lease	3.59	4.34

Weighted average discount rate
Operating lease	5.5%	5.5%
Finance lease	6.7%	6.7%

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. LEASE (Continued)

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending September 30,	Operating lease liabilities	Finance lease liabilities

2026	$122,386	$31,751
2027	-	31,751
2028	-	31,751
2029	-	53,123
Total lease payments	122,386	148,376
Less: interest	(2,729)	(20,226)
Present value of lease liabilities	$119,657	$128,150

The Company also leases one office and operation center, and one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of September 30, 2025, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $87,634.

Short term lease cost for the three months ended September 30, 2025 and 2024 was $30,540 and $22,218, respectively. For the nine months ended September 30, 2025 and 2024, the short term lease cost was $75,990 and $43,980, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

21. SEGMENT REPORTING (Continued)

The table below presents details of our reporting segments:

	For the three months ended September 30, 2025
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$369,319	1,274	$-	$370,593

Operating loss	$(155,765)	(854)	$(438,751)	$(595,370)

Total assets	$566,113	$73,559	$23,749,672	$24,389,344

	For the three months ended September 30, 2024
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$331,289	-	-	331,289

Operating loss	$(217,836)	(599)	(305,604)	(524,039)

Total assets	$979,329	$2,423	$2,981,942	$3,963,694

	For the nine months ended September 30, 2025
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$986,856	138,273	$-	$1,125,129

Operating (loss) gain	$(556,706)	1,009	$(1,375,838)	$(1,931,535)

Total assets	$566,113	$73,559	$23,749,672	$24,389,344

	For the nine months ended September 30, 2024
	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total

Revenues	$962,971	$-	$-	$962,971

Operating loss	$(513,370)	$(1,745)	$(1,144,334)	$(1,659,449)

Total assets	$979,329	$2,423	$2,981,942	$3,963,694

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

Results of Operation

For the three months ended September 30, 2025 and 2024

Revenue

We generated revenue of $370,593, which comprised revenue from the Company’s network marketing business of $17,186 (approximately 4.6% of total revenue); revenue from the Company’s operations in the provision of complementary health therapies of $261,569 (approximately 70.6% of total revenue); $90,564 from skin care and healthcare products (approximately 24.4% of total revenue) and $1,274 from the operation in green energy (approximately 0.4% of total revenue) for the three months ended September 30, 2025 as compared to $331,289, which comprised revenue from the Company’s network marketing business of $29,133 (approximately 8.8% of total revenue); revenue from the Company’s operations in the provision of complementary health therapies of $283,752 (approximately 85.7% of total revenue) and revenue from Company’s operation in wellness and wellbeing lifestyle of $18,404 (approximately 5.5% of total revenue) for the three months ended September 30, 2024.

Revenue from the Company’s network marketing business decreased by $11,947, or approximately 41.0%. Revenue from the Company’s operations in the provision of complementary health therapies decreased by $22,183, or approximately 7.8%. Revenue from skin care and healthcare products increased by $72,160 or approximately 392.1% and revenue of $1,274 was generated from the new operation in green energy. Total revenue increased by $39,304, or approximately 11.9%.

The decrease in revenue from the Company’s network marketing business was due to a strategic shift in focus toward new revenue streams aimed at restoring growth and diversifying income sources. Additionally, revenue from the Company’s operations in the provision of complementary health therapies declined because, in 2025, the Company did not generate any revenue from overseas customers. The increase in revenue from skin care and healthcare products was due to the company’s digital advertisement campaign and marketing activities to promote the skin care and healthcare products.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2025 amounted to $131,490 as compared to $147,104 for the three months ended September 30, 2024, a decrease of $15,614, or approximately 10.6%. The decrease was due to the decrease in revenue in the Company’s network marketing business, the varying gross profit margins in the Company’s operations in the provision of complementary health therapies and the low cost of revenue in the skin care and health care products as compared to the operation in the Company’s network marketing business and the provision of complementary health therapies.

Cost of revenue typically comprise of cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended September 30, 2025 amounted to $239,103, represented a gross margin of approximately 64.5% as compared to $184,185 for the three months ended September 30, 2024, equivalent to a gross margin of approximately 55.6%. The increase in gross margin was due to higher gross margin contributed by the skin care and health care products as compared to the Company’s network marketing business operations and the provision of complementary health therapies

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses (as defined below). Total operating expenses were $840,424 for the three months ended September 30, 2025, increased by $108,129 or approximately 14.8% from $732,295 for the three months ended September 30, 2024.

Selling expenses

Selling expenses for the three months ended September 30, 2025 amounted to $61,623 as compared to $41,582 for the three months ended September 30, 2024, an increase of $20,041, or approximately 48.2%. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $27,386 and $6,894 for the three months ended September 30, 2025 and 2024, respectively. The Company pays commission in Company’s network marketing business and the operation in wellness and wellbeing lifestyle. The increase in commission expenses was due to the increase in revenue from the operation in wellness and wellbeing lifestyle.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended September 30, 2025 amounted to $751,415, as compared to $683,819 for the three months ended September 30, 2024, an increase of $67,596, or approximately 9.9%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses. The increase in G&A expenses was mainly due to the expenses incurred in the operation in wellness and wellbeing lifestyle.

Other Income (Expenses), Net

For the three months ended September 30, 2025, the Company recorded an amount of $7,147 as other income, net, as compared to $21,196 as other income, net, for the three months ended September 30, 2024, represented a decrease of $14,049 in other income, net, or approximately 66.3%.

The other income, net of $7,147 generated during the three months ended September 30, 2025 comprised of foreign currency exchange gain of $7,860, unrealized holding loss on marketable securities of $3,487, other income, net of $2,774. The other income, net of $21,196 generated during the three months ended September 30, 2024 comprised of foreign currency exchange gain of $2,525, unrealized holding loss on marketable securities of $1,176, other income, net of $3,445, gain on disposal of property and equipment of $111 and interest income of $16,291.

Income Tax (Expense) Credit

The Company recorded provision for income taxes of $1,196 and benefit of income taxes of $2,875 for the three months ended September 30, 2025 and 2024, respectively. Both the provision for income taxes as well as the benefit of income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $71,331 from a net loss of $524,039 for the three months ended September 30, 2024 to a net loss of $595,370 for the three months ended September 30, 2025, mainly due to reasons as discussed above.

For the nine months ended September 30, 2025 and 2024

Revenue

We generated revenue of $1,125,129 which comprised revenue from the Company’s network marketing business of $59,882 (approximately 5.3% of total revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $772,285 (approximately 68.6% of total revenue); $154,689 from skin care and healthcare products (approximately 13.8% of total revenue) and $138,273 from the operation in green energy (approximately 12.3% of total revenue) for the nine months ended September 30, 2025 as compared to $962,971, which comprised revenue from the Company’s network marketing business of $95,458 (approximately 9.9% of total revenue); revenue from the Company’s operations in the provision of complementary health therapies of $849,109 (approximately 88.2% of total revenue) and revenue from Company’s operation in wellness and wellbeing lifestyle of $18,404 (approximately 1.9% of total revenue) for the nine months ended September 30, 2024.

Revenue from the Company’s network marketing business decreased by $35,576, or approximately 37.3%. Revenue from the Company’s operations in the provision of complementary health therapies decreased by $76,824, or approximately 9.0%. Revenue from skin care and healthcare products increased by $136,285 or approximately 740.5% and revenue of $138,273 was generated from the new operation in green energy. Total revenue increased by $162,158, or approximately 16.8%.

The decrease in revenue from the Company’s network marketing business was due to a strategic shift in focus toward new revenue streams aimed at restoring growth and diversifying income sources. Additionally, revenue from the Company’s operations in the provision of complementary health therapies declined because, in 2025, the Company did not generate any revenue from overseas customers. The increase in revenue from skin care and healthcare products was due to the company’s digital advertisement campaign and marketing activities to promote the skin care and healthcare products.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2025 amounted to $520,800 as compared to $381,805 for the nine months ended September 30, 2024, an increase of $138,995, or approximately 36.4%.

The increase was due to the inventory write off in the Company’s network marketing business; the varying gross profit margins in the Company’s operations in the provision of complementary health therapies; and the cost from the new operation in green energy.

Cost of revenue typically comprise of cost of goods and services purchased, packing materials and services acquired.

Gross Profit

Gross profit for the nine months ended September 30, 2025, amounted to $604,329, represented a gross margin of approximately 53.7% as compared to $581,166 for the nine months ended September 30, 2024, equivalent to a gross margin of approximately 60.4%. The decrease in gross margin was due to the inventory write off in the Company’s network marketing business, the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies and low gross margin in the new operation in green energy.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses. Total operating expenses were $2,563,015 for the nine months ended September 30, 2025, increased by $256,615 or approximately 11.1% from $2,306,400 for the nine months ended September 30, 2024.

Selling expenses

Selling expenses for the nine months ended September 30, 2025 amounted to $187,214 as compared to $129,938 for the nine months ended September 30, 2024, an increase of $57,276, or approximately 44.1%, mainly due to the increase in advertisement cost and marketing event related expenses. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $51,350 and $23,573 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $27,777, or approximately 117.8%. The Company pays commission in Company’s network marketing business and the operation in wellness and wellbeing lifestyle. The increase in commission expenses was due to the increase in revenue from the operation in wellness and wellbeing lifestyle.

General and administrative expenses

G&A expenses for the nine months ended September 30, 2025 amounted to $2,324,451, as compared to $2,152,889 for the nine months ended September 30, 2024, an increase of $171,562, or approximately 8.0%. The increase in G&A expenses was due to the increase in rental expenses and the operation in wellness and wellbeing lifestyle. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses.

Other Income (Expenses), Net

For the nine months ended September 30, 2025, the Company recorded an amount of $28,347 as other income, net, as compared to $79,588 other income, net, for the nine months ended September 30, 2024, represented a decrease of $51,241 in other income, net, or approximately 64.4%.

The other income, net of $28,347 generated during the nine months ended September 30, 2025 comprised foreign currency exchange gain of $6,990, unrealized holding gain on marketable securities of $3,165, other income, net of $14,776, and interest income of $3,416. The other income, net of $79,588 generated during the nine months ended September 30, 2024 comprised foreign currency exchange gain of $1,745, unrealized holding loss on marketable securities of $6,642, other income, net of $25,942, gain on disposal of property and equipment of $111 and interest income of $58,432.

Income Tax (Expense) Credit

The Company recorded provision for income taxes of $1,196 and $13,803 for the nine months ended September 30, 2025 and 2024, respectively. The provision for income taxes were in respect of the Company’s operations in Malaysia.

Net Loss

Net loss increased by $272,086 from net loss of $1,659,449 for the nine months ended September 30, 2024 to net loss of $1,931,535 for the nine months ended September 30, 2025, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of September 30, 2025, the Company had working capital of $22,585,047 consisting of cash and cash in bank of $133,714 and $0 of time deposit as compared to working capital of $1,656,571 consisted of cash and cash in bank of $240,243 and time deposits of $1,800,000 as of December 31, 2024. The Company had a net loss of $1,931,535 for the nine months ended September 30, 2025 and accumulated deficits of $11,420,899 as of September 30, 2025 as compared to net loss of $2,486,044 for the year ended December 31, 2024 and accumulated deficits of $9,518,045 as of December 31, 2024.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024

Net cash used in operating activities	$(2,205,074)	$(2,080,879)
Net cash used in investing activities	(23,000,667)	(48,611)
Net cash provided by (used in) financing activities	23,297,009	(6,691)
Effect of exchange rate on cash and cash equivalents	2,203	22,754
Decrease in cash and cash equivalents	$(1,906,529)	$(2,113,427)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $2,205,074, comprised of net loss of $1,931,535, unrealized holding gain on marketable securities of $3,165, the increase in prepaid taxes of $3,767, the increase in prepayments and deposits of $452,749, the decrease in account payable (including related parties) of $20,785, the decrease in customer deposits of $4,211, the payment of operating lease liabilities of $117,172, the decrease in other payables (including related parties) and accrued liabilities of $98,348, the decrease of income tax payable of $4,601. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $22,015, amortization of finance assets of $32,768, amortization of operating right-of-use assets of $116,549, inventory write off of $6,961 and allowance for credit loss $11,106, the decrease in accounts receivables of $37,284, the decrease in other receivables from related parties of $141, the decrease in inventories of $1,742, the decrease in other receivables of $2,517 and the increase in amount due to directors of $200,176.

Net cash used in operating activities for the nine months ended September 30, 2024 was $2,080,879, comprised of net loss of $1,659,449, gain on disposal of office equipment of $111, the increase in inventories of $6,473, the increase in prepaid taxes of $8,592, the increase in prepayments and deposits of $329,898, the increase in other receivables $949, the decrease in customer deposits of $16,349, the payment of operating lease liabilities of $102,605, the decrease in other payables (including related parties) and accrued liabilities of $186,986. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $36,022, amortization of finance assets of $18,956, amortization of operating right-of-use assets of $103,187, unrealized holding loss on marketable securities of $6,642, deferred tax benefit of $218, allowance for credit loss $28,359, the decrease in accounts receivables of $6,353, the decrease in other receivables (including related parties) of $8,858, the increase in account payable (including related parties) $8,724, and the increase of income tax payable of $13,213.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $23,000,667, which was mainly from advances for investment.

Net cash used in investing activities for the nine months ended September 30, 2024 was $48,611, which was due to purchase of property and equipment of $48,722 and proceeds from disposal of office equipment $111.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $23,297,009, consisted of the proceeds from issuance of common stock for $23,000,000, reduction of finance lease liability of $16,710 and advance from director of $313,719.

Net cash used in financing activities for the nine months ended September 30, 2024 was $6,691, which was the reduction of finance lease liability.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the nine months ended September 30, 2025 and 2024, there were no inventory write-down, however, there were $6,961 and $0 inventory write-off respectively.

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

As of September 30, 2025 and December 31, 2024, the carrying amounts of operating right-of-use assets amounted to $119,021 and $224,595, respectively, and property, plant and equipment amounted to $15,122 and $31,463, receptively. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of September 30, 2025 and December 31, 2024.

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

Allowance for credit loss

The Company estimates and records an allowance for credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of September 30, 2025 and December 31, 2024, the Company recognize an allowance for credit loss of $6,559 and $32,857, respectively.

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. It also supersedes website development cost guidance, moving it to ASC 350-40. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of September 30, 2025, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weaknesses during its assessment of internal controls over financial reporting as of September 30, 2025:

(i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; and (iii) insufficient procedures and policies were in place to assess the credit risk and capabilities of the third-party manager prior to the investment decision  .

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2026.

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended September 30, 2025 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest averse to us.

Item 1A. Risk Factors

Not applicable.

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

Date: November 13, 2025
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: November 13, 2025
	By:	/s/ LEE Kam-Fan, Andrew
	Title:	Chief Financial Officer,

