Form 10-K
period 2025-12-31
Agape ATP Corp
filed 2026-04-13
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the Company’s common stock held by affiliates and non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed financial year ended December 31, 2025:

$5,352,889.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2026
Common Stock, $0.0001 par value	1,000,626

AGAPE ATP CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

On December 25, 2024, the Company incorporated ATPC Technology Private Limited (“ATPC Tech”) in China, a wholly owned subsidiary of AATP HK to collaborate with local IT expertise to develop comprehensive digital wellness platform that integrates e-commerce, online consultations, chronic disease management, and robust supply chain services catering to ASEAN market.

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

CEDAR provides skin care products and healthcare products and provide training courses to the customers.

Our Business Model

We believe that the direct-selling channel is ideally suited to marketing our products, because sales of health solution and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education and motivate consumers to begin and maintain wellness. In addition, by using our products themselves, distributors can provide first-hand testimonials of product effectiveness, which can serve as a powerful sales tool.

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

For the green energy segment, we are committed to offer advanced solar power and energy efficiency solutions. Serving commercial, industrial, and governmental clients, we deliver a comprehensive suite of services ranging from solar energy generation and storage to energy management systems and sustainability consulting. We integrate cutting-edge technologies with deep knowledge of sustainability to deliver impactful solutions, reduce energy consumption and optimize performance.

Our Customers

General

We provide health and wellness products and advisory services to health-conscious customers in the Malaysian market. Such customers are able to enjoy membership discounts across all our products by becoming a member.

Our distributors enjoy further discounts on all of our products. Besides our two sales branches located in Kuala Lumpur and Ipoh, our products are all distributed to customers and members by our distributor’s networks, which are comprised of one stockist who are also independent distributors, whose store premises are located in other locations in Malaysia.

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

For the green energy segment, we collaborate with technology partners, government bodies, and environmental organizations to provides solar power and energy efficiency solutions to commercial businesses and industrial users. Their alliances with global sustainability advocates and regulators ensure the solutions comply with international standards, advancing both client business goals and environmental objectives.

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

The following table sets forth the number of members and distributors at the date indicated:

	Number of Distributors	Number of Members	Total Number of Distributors and Members
As at December 31, 2025	56,465	72,201	128,666

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

Intellectual Property

We consider trademarks, patents and copyrights to protect our intellectual property rights critical to our success. We are the registered owner of five registered trademarks in Malaysia. We are also the registered owner of domain named “agapeatpgroup.com” and “atpc.com.my.

Employees

As at December 31, 2025, we had 18 employees (excluding our Directors). The following table sets forth the number of employees by function:

Function	Number of employees

Senior Management	5
Business Development Department	2
Finance Department	3
Human Resources Department	2
Operations Department	5
Technology Infrastructure Department	1
Total	18

Insurance

The Employees’ Social Security Act, 1969, Malaysia mandates employers and employees to make a monthly contribution to the Social Security Organisation, Malaysia, (“SOCSO”) for any employee who is employed for wages paid under a contract of service or apprenticeship with an employer for the purpose of providing social security protection to employees and their dependents against occupational injuries, including industrial accident, accident during emergency at the employers’ premises, occupational diseases and commuting accidents. Depending on the monthly wages earned by the employee, employers shall cause to be deducted from the respective employee’s wages, amounts that ranges between RM0.10 to RM29.75 for monthly wages between RM30 to RM6,000. The employers’ contribution corresponds to the said rates are between RM0.4 to RM104.15. Rates applicable to both the employee and employer are fixed at the maximum rate of RM29.75 and RM104.15, respectively. Employees who have attained 60 years of age are not required to contribute to the scheme. The employer’s responsibility towards this group shall be at a reduced rate which ranges between MYR0.30 to RM74.40 for the said wage band.

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

For the year ended December 31, 2025, we purchased $365,840, $133,406 and $73,163 from three of our major suppliers, represented approximately 55.6%, 20.3% and 11.1%, respectively, of our total purchases. Our business, financial condition and operating results depend on the continuous supply of products from our major suppliers and our continuous supplier-customer relationships with them. Our heavy reliance on our major suppliers for the supply of our products will have significant impact on our business and results of operation in the event of any shortage of, or delay in the supply.

We currently do not have long term supply agreements with our three largest suppliers for the year ended December 31, 2025, and we typically make ad hoc purchases through submission of purchase order forms. There is no assurance that our major suppliers will continue to supply their products in the quantities and timeframes required by us to meet the needs of our customers or comply with their supply agreements with us. Our product supply may also be disrupted by potential labor disputes, strike action, natural disasters or other accidents, epidemic and pandemic affecting the supplier. If our major suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected.

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

Agape S.E.A. Sdn Bhd’s equity at risk was insufficient to finance its business activities and it provided all of the Company’s purchases during the fiscal years ended December 31, 2020 and 2019. As a result, it is considered to be a variable interest entity (“VIE”) and the Company is the primary beneficiary since it has both of the following characteristics, (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. However, the Company no longer relied on the VIE after the fiscal year ended December 31, 2020. For the years ended December 31, 2025 and 2024, Agape S.E.A. Sdn Bhd did not provide any purchase to the Company. In addition, Agape S.E.A.’s impact to our consolidated financial statements constitutes less than 1% of our total consolidated assets. While the Company have not made any purchases from the VIE for the year ended December 31, 2025, we may expect to continue to rely on ASL’s beneficiary ownership structure with Agape S.E.A. to operate our business.

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

In connection with the audit of our consolidated financial statements as of December 31, 2025, we identified three “material weaknesses”, and other control deficiencies including significant deficiencies in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the Company were: (i) insufficient full-time personnel with appropriate levels of accounting knowledge and experience to monitor the daily recording of transactions, address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and lack of adequate policies and procedures in internal audit function to ensure that the Company’s policies and procedures have been carried out as planned; and (iii) insufficient procedures and policies were in place to assess the credit risk and capabilities of the third-party manager prior to the investment decision.

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

We launched our ATP Zeta Super Health Program business in June 2016, the same month in which our Company was incorporated, followed by our “ENERGETIQUE”, “BEAUNIQUE” and “E.A.T.S.” series in July 2018, March 2019 and March 2023, respectively. Due to the poor response from distributors to “ENERGETIQUE” and “BEAUNIQUE” series, we decided to discontinue the two series in December 2022. We have limited experience in most aspects of our business operation, such as sourcing products for and offering advisory services on all the three programs. As our business develops and as we respond to competition, we may continue to introduce new product and services offerings and make adjustments to our existing product line and services and to our business operation in general. Any significant change to our business model that does not achieve expected results may have a material and adverse impact on our financial condition and results of operations. It is therefore difficult to effectively assess our future prospects.

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

Our total revenues increased by approximately 15.2% from approximately $1.3 million for the year ended December 31, 2024 to approximately $1.5 million for the year ended December 31, 2025. Our gross profit increased by approximately 10.4% from approximately $0.7 million for the year ended December 31, 2024 to approximately $0.8 million for the year ended December 31, 2025.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar (“US$”), including Malaysian Ringgit (“MYR” or “RM”), Hong Kong Dollars (“HK$”) and Chinese Yuan (“CNY”). Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies would not materially affect our financial results.

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

Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition, results of operations and prospects. The Malaysian economy registered modest growth of approximately 4.9% and 5.1% in December 31, 2025 and December 31, 2024, respectively, according to the Department of Statistics Malaysia. Although the overall Malaysian economic environment (in which we predominantly operate) appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty.

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

If we fail to meet applicable listing requirements, Nasdaq may delist our ordinary shares from trading, in which case the liquidity and market price of our ordinary shares could decline.

We cannot assure you that we will be able to meet the continued listing standards of Nasdaq.

The Company received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq on January 27, 2026, notifying the Company that, based upon the closing bid price of the Company’s ordinary shares for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) which matter serves as a basis for delisting the Company’s securities from Nasdaq.

Nasdaq has provided the Company with an 180 calendar days compliance period, or until July 27, 2026, in which to regain compliance with Nasdaq continued listing requirement. In the event that the Company does not regain compliance in the compliance period, the Company may be eligible for an additional 180 calendar days, should the Company meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and is able to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

On February 2, 2026, the Company received an additional notification letter notifying the Company that the Staff has determined to delist the Company’s securities. The Staff’s determination was based on that as of January 30, 2026, the Company’s securities had a closing bid of $0.10 or less for the last ten consecutive trading days, and accordingly, is subject to the provisions under Listing Rule 5810(c)(3)(A)(iii), the “Low Priced Stocks” Rule. The Company has the opportunity to request a hearing with the Hearings Panel (the “Panel”), by February 9, 2026. The hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The fee for the hearing is $20,000. The Company has requested a hearing before a Nasdaq Hearings Panel to appeal Nasdaq’s determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. There can be no assurance that the Hearings Panel will grant the Company’s request for continued listing.

In addition, legislative or other regulatory action in the United States could result in listing standards or other requirements that, if we cannot meet, may result in delisting and adversely affect our liquidity or the trading price of our shares that are listed or traded in the United States. If we fail to comply with the applicable listing standards and Nasdaq delists our ordinary shares, we and our shareholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our ordinary shares;

●	reduced liquidity for our ordinary shares;

●	a determination that our ordinary shares are “penny stock”, which would require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news about us and analyst coverage of us; and

●	a decreased ability for us to issue additional equity securities or obtain additional equity or debt financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our ordinary shares will be listed on Nasdaq, such securities will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulations in each state in which we offer our securities.

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

We expect to incur significant additional costs as a result of being a public company, which may materially and adversely affect our business, financial condition and results of operations.

As a public company, we incur significant additional costs associated with corporate governance requirements, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may materially and adversely affect our business, financial condition and results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain.

We have never declared or paid cash dividends . We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our ordinary shares will be the sole source of gain for the foreseeable future.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

If a trading market for our ordinary shares develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our ordinary shares will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of the investment in us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of maintaining the security of its information systems and protecting sensitive information from cybersecurity threats. The Company has implemented policies, procedures, and technical safeguards designed to identify, assess, and mitigate cybersecurity risks that could affect its business operations. Cybersecurity risks are considered as part of the Company’s overall risk management processes. The Company periodically evaluates potential vulnerabilities and implements measures intended to reduce cybersecurity risks, including system monitoring, access controls, and employee awareness of cybersecurity practices. The Company may also utilize third-party service providers to support certain aspects of its information technology infrastructure. As of the date of this report, the Company has not experienced any cybersecurity incidents that have materially affected its business, financial condition, or results of operations.

The Company’s management is responsible for overseeing cybersecurity risks and implementing cybersecurity policies and procedures. Management periodically reviews the Company’s information technology systems and cybersecurity measures to identify and address potential risks.

The Board of Directors oversees management’s handling of cybersecurity risks and receives updates from management regarding cybersecurity matters as appropriate.

ITEM 2. PROPERTIES

We currently lease 7 properties ranging from approximately 2,500 to 11,900 square feet in Kuala Lumpur and Ipoh which primarily carry out the functions of a staff accommodation, warehouse, office, service centers and sales branches in different regions of Malaysia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 15, 2024, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada “) to effect a reverse split of the Company’s Common Stock at a ratio of 1-for-20 (the “Reverse Stock Split”), effective as of August 30, 2024. On that date, every 20 issued and outstanding shares of the Company’s Common Stock were automatically converted into one outstanding share of Common Stock. As a result of the Reverse Stock Split, the number of the outstanding shares of Common Stock decreased from 77,069,575 (pre-split) shares to 3,853,504 shares. In addition, by reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of 20. The Reverse Stock Split affected all shares of Common Stock outstanding immediately prior to the effective time of the Reverse Stock Split. Stockholders who hold a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 20 are entitled the number of shares rounded up to the nearest whole share. The Company will issue share of the post-Reverse Stock Split Common Stock to any stockholder who would have received a fractional share as a result of the Reverse Stock Split. The Reverse Stock Split affected all holders of Common Stock uniformly and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s Common Stock remained unchanged at $0.0001 per share and the number of authorized shares of Common Stock reduced from 1,000,000,000 shares to 50,000,000 shares after the Reverse Stock Split.

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

On January 30, 2026, the Company obtained approval from stockholders in an annual meeting to amend to the Company’s Articles of Incorporation to effect one or more reverse stock splits of the company’s issued and outstanding Common Stock at any time before the next annual meeting of stockholders of the Company, in aggregate, of up to one-for-five thousand (1:5000), with the timing of any reverse split to be determined by the board in its discretion. On February 9, 2026, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect a 1-for-50 reverse stock split of the Company’s Common Stock, which began trading on a post-split adjusted basis on the Nasdaq Capital Market when the market opened on February 10, 2026. Stockholders who hold a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 50 are entitled the number of shares rounded up to the nearest whole share. The Company will issue share of the post-Reverse Stock Split Common Stock to any stockholder who would have received a fractional share as a result of the Reverse Stock Split. The authorized number of shares of Common Stock was not affected by the Reverse Stock Split.

Holders

As of December 31, 2025, we had 1,000,626 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 1,411 record holders of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 15 of this Annual Report.

	Years Ended December 31,
	2025	2024

Revenue	$1,524,262	$1,322,747
Net loss attributable to Agape ATP Corporation	$(2,279,791)	$(2,470,474)
Loss per share – basic and diluted	$(2.85)	$(31.74)

	As of December 31,
	2025	2024

Total assets	$24,591,278	$3,240,020
Total liabilities	$2,165,177	$1,310,899

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

Results of Operation

For the years ended December 31, 2025 and 2024

Revenue

We generated revenue of $1,524,262, which comprised of revenue from the Company’s network marketing business of $71,276 (approximately 4.7% of total revenue); revenue from the Company’s operations in the provision of complementary health therapies of $1,081,538 (approximately 71.0% of total revenue); $231,721 from operation in wellness and wellbeing lifestyle (approximately 15.2% of total revenue) and $139,727 from the operation in green energy (approximately 9.1% of total revenue) for the year ended December 31, 2025 as compared to revenue of $1,322,747, which comprised of revenue from the Company’s network marketing business of $137,050 (approximately 10.4% of total revenue); revenue from the Company’s operations in the provision of complementary health therapies of $1,120,843 (approximately 84.7% of total revenue); $22,091 (approximately 1.7% of total revenue) from skin care and healthcare products, a new revenue stream from the Company’s operations in wellness and wellbeing lifestyle and $42,763 (approximately 3.2% of total revenue) from the operation in green energy for the year ended December 31, 2024.

Total revenue for the year ended December 31, 2025 increased by $201,515, or approximately 15.2% from the year ended December 31, 2024. Revenue from the Company’s network marketing business decreased by $65,774, or approximately 48.0%, the revenue from the provision of complementary health therapies decreased by $39,305, or approximately 3.5%, whereas revenue from operation in wellness and wellbeing lifestyle increased by $209,630 or approximately 948.9% and revenue from operation in green energy increased by $96,964 or approximately 226.7%. The decreased revenue from the Company’s network marketing business due to limited product range available as compared to the previous years, it limited the potential development of this revenue stream. We did not offer as many categories of the health products in our network marketing business during fiscal year 2025 as compared to prior years due to the company strategically shifting the business focus from company’s network marketing business to operation in wellness and wellbeing lifestyle and green energy industry that can help restore growth and diversify income streams. The revenue from operation in wellness and wellbeing lifestyle increased was due to the company’s digital advertisement campaign and marketing activities to promote the skin care and healthcare products. The revenue decrease in provision of complementary health therapies business was due to lower revenue generated from overseas customers as compared to previous years.

Cost of Revenue

Cost of revenue for the year ended December 31, 2025 amounted to $685,992 (approximately 45.0% of total revenue) as compared to $563,599 (approximately 42.6% of total revenue) for the year ended December 31, 2024, representing an increase of $122,393, or approximately 21.7%.

The increase was due to the inventory write off and write down in the Company’s network marketing business; the varying gross profit margins in the Company’s operations in the provision of complementary health therapies; and the cost from the operation in green energy.

Cost of revenue typically comprise of cost of goods and services purchased, packing materials and services acquired.

Gross Profit

Gross profit for the year ended December 31, 2025 amounted to $838,270, represented a gross margin of approximately 55.0%, as compared to $759,148 for the year ended December 31, 2024, which was equivalent to a gross margin of approximately 57.4%. The decrease in gross profit margin in year ended December 31, 2025 was due to low gross profit margin in green energy.

The gross profit margin related to the network marketing business was approximately 58.8% and 69.6%, respectively; the gross profit margin related to our provision of complementary heath therapies business was approximately 55.1% and 59.1%, respectively; the gross profit margin related to operations in wellness and wellbeing lifestyle 84.3% and 2.3%, respectively; and the gross profit margin related to operations in green energy was approximately 3.4% and 2.9%, respectively; for the years ended December 31, 2025 and 2024. In addition to that, there was $11,825 and $7,081 inventory write-downs; and $7,035 and $0 inventory write-off, respectively, during the years ended December 31, 2025 and 2024.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the year ended December 31, 2025 amounted to $242,074 as compared to $162,712 for the year ended December 31, 2024, an increase of $79,362, or approximately 48.8%. The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees and promotional expenses. The increase in selling expenses was due to the increase in promotional expenses incurred in the operation in wellness and wellbeing lifestyle, the company launched digital advertisement campaign and marketing activities to promote the skin care and healthcare products.

Commission expenses

Commission expenses were $73,691 and $34,905 for the years ended December 31, 2025 and 2024, respectively, representing a significant increase of $38,786, or approximately 111.1%. The significant increase in commission expenses was due to the increase in revenue from the operation in wellness and wellbeing lifestyle.

General and administrative expenses (“G&A expenses”)

G&A expenses for the year ended December 31, 2025 amounted to $3,779,152, as compared to $3,134,874 for the year ended December 31, 2024, representing an increase of $644,278, or approximately 20.6%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and allowance for credit loss. The increase in general and administrative expenses was due to the increase in professional fee.

Other Income (Expenses)

For the year ended December 31, 2025, we recorded an amount of $951,325 as other income, net as compared to $92,233 other income, net for the year ended December 31, 2024, representing a significant change of $859,092. The net other income of $951,325 incurred during the year ended December 31, 2025 comprised of other income, net of $113,807, interest income of $3,416, unrealized holding gain on marketable securities of $8,953, exchange gain, net of $826,149 and loss on non-marketable securities of $1,000. The net other income of $92,233 incurred during the year ended December 31, 2024 comprised of other income, net of $29,209, interest income of $67,930, unrealized holding loss on marketable securities of $5,018, gain on disposal of property and equipment of $112.

Income Tax Expense

We incurred income tax expense of $2,285 for the year ended December 31, 2025 as compared to $4,934 for the year ended December 31 2024. During the year ended December 31, 2025 and 2024, our operations in Malaysia incurred income taxes expenses as a result of provision assessment made by local tax authority for prior year tax.

Net Loss

We incurred a net loss of 2,307,607 for the year ended December 31, 2025, as compared to $2,486,044 for the year ended December 31, 2024, a decrease of $178,437, or approximately 7.2%, predominately due to reasons as discussed above.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of $22,236,994 consisting of cash and cash in bank of $140,072 and no time deposits as compared to working capital of $1,656,571 consisting of cash and cash in bank of $240,243 and time deposits of $1,800,000 as of December 31, 2024. The Company had a net loss of $2,307,607 for the year ended December 31, 2025 and accumulated deficits of $11,797,836 as of December 31, 2025 as compared to net loss of $2,486,044 for the year ended December 31, 2024 and accumulated deficits of $9,518,045 as of December 31, 2024.

The following summarizes the key components of our cash flows for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024

Net cash used in operating activities	$(2,413,422)	$(2,726,215)
Net cash used in investing activities	(23,001,049)	(50,050)
Net cash provided by financing activities	23,498,646	(11,856)
Effect of exchange rate on cash and cash equivalents	15,654	(4,096)
Net change in cash and cash equivalents	$(1,900,171)	$(2,792,217)

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $2,413,422 and were mainly comprised of the net loss of $2,307,607, unrealized holding gain on marketable securities of $8,953, unrealized exchange gain of $825,706, the increase in prepayments and deposits of $380,199, the decrease in accounts payables of $21,972, the payment of operating lease liabilities of $159,762, decrease of income tax payable of $3,573. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $24,903, amortization of operating right-of-use assets of $158,924, amortization of finance assets of $44,151, loss on non-marketable securities of $1,000, allowance for credit loss of $519,442, inventory write off of $7,035, inventory write-down of $11,825, the decrease in accounts receivables of $32,132, decrease in amount due from related parties of $162, the decrease in inventories of $3,348, the decrease in prepaid taxes $17,406, the decrease in other receivables of $2,489, the increase in accounts payables (related parties) of $14,010, the increase in customer deposits of $58,581, the increase in other payables and accrued liabilities of $112,551 and the increase in other payables (related parties) of $286,391.

Net cash used in operating activities for the year ended December 31, 2024 was $2,726,215 and were mainly comprised of the net loss of $2,486,044, gain on disposal of office equipment of $112, the increase in accounts receivables of $28,295, the increase in inventories of $4,225, the increase in prepaid taxes $22,322, the increase in prepayments and deposits of $434,447, the increase in other receivables of $2,105, the decrease in accounts payables (related parties) of $5,107, the decrease in customer deposits of $7,340, the payment of operating lease liabilities of $139,476, the decrease in other payables (related parties) of $7,065. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $57,340, amortization of operating right-of-use assets of $139,867, amortization of finance assets of $29,445, unrealized holding loss on marketable securities of $5,018, allowance for credit loss of $98,705, deferred tax expense of $220, inventory write-down of $7,081, decrease in amount due from related parties of $8,889, increase in accounts payables of $44,657, the increase in other payables and accrued liabilities of $14,761 and the increase of income tax payable of $4,340.

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $23,001,049, which was mainly from advances for investment.

Net cash used in investing activities for the year ended December 31, 2024 was $50,050, the amount resulted from the purchase property and equipment of $50,162 and proceeds from disposal of office equipment $112.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $23,498,646, consisted of the proceeds from disposal of non-marketable securities of $500, the proceeds from issuance of common stock for $23,000,000, advance from director of $520,831 and reduction of finance lease liability of $22,685.

Net cash used in financing activities for the year ended December 31, 2024 was $11,856, the amount mainly for the reduction of finance lease liability.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2025 and 2024, the Company recognize an inventory write-downs of $11,825 and $7,081; and inventory write-off of $7,035 and $0, respectively.

Impairment of long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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

Allowance for credit loss

The Company estimates and records an allowance for credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. For the years ended December 31, 2025 and 2024, the Company recognize an allowance for credit loss of $8,082 and $32,857, respectively.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU 2023-09 requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. Details of the disclosures are set out in Note 18.

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

The FASB issued ASU 2024-03 and ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and Clarifying the Effective Date” in November 2024 and January 2025, respectively. This new guidance requires disclosures of additional information of the nature of expenses included in the income statement as well as disclosures about specific expense categories in the notes to the financial statements. The requirements of the new guidance are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, which early adoption permitted. This new guidance can be applied either retrospectively to any or all prior periods presented in the consolidated financial statements or prospectively to financial statements issued for reporting period after the effective date of this new guidance. The Company is currently evaluating the effect of adopting this guidance.

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of December 31, 2025, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management, including our chief executive officer and chief financial officer, identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2025:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
How Kok Choong	62	Chief Executive Officer, President, Director, Chief Operating Officer, Chairman of the board of Directors and Secretary
Wilfrendo Fernando Cortizo	69	Executive Director
Lee Kam Fan, Andrew	64	Chief Financial Officer
Ramesh Ruben Louis	48	Independent Director
Ni Luh Dharma Kerti Natih	61	Independent Director
Kadende Kaiser Rose Marie	64	Independent Director

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

Dr. Wilfredo Fernando Cortizo has almost 40 years of experience in the fields of microbiology and biotechnology. Dr. Cortizo, PhD completed his Undergraduate training and Post-Graduate Tertiary studies at Monash University in the Biochemistry Department at the Faculty of Medicine. He graduated with a bachelor of science with honours from Monash University in 1981 and graduated with a doctorate degree of philosophy (PhD) from Monash University in 1988. Prior to join the Company, Dr. Cortizo served as a National Health and Medical Research Council (NHMRC) Research Officer at the Department of Medicine Monash Medical School, Alfred Hospital, Melbourne Australia from 1987 to 1989. From 1989 to 1990, Dr. Cortizo served as a Protein Chemist and Research Officer at the Commonwealth Serum Labs (CSL) Australia’s largest Pharmaceutical Company. From 1991 to 1994, Dr. Cortizo worked as a Manager at a number of Production Departments at CSL Bioplasma Division. From 1994 to 1995, Dr. Cortizo served as a Project Manager at the Bioplasma Division in CSL Ltd. From 1995 to 2004, Dr. Cortizo served as a Director and the Chief Executive Officer of OMX Marketing Australia Pty. Ltd. In 1998, Dr. Cortizo worked as the International Development and Product Consultant for OMX Malaysia Sdn Bhd and OMX Marketing Philippines Pty. Ltd., Manila. From 2001 to 2003, Dr. Cortizo served as a Director of Advance Microbials Pty. Ltd. From 2001 to 2004, Dr. Cortizo served as a Senior Lecturer, Research Supervisor and Director of Research at The Graduate School Of Integrative Medicine (GSIM), Swinburne University. From 2005 to 2006, Dr. Cortizo served as a Consultant and Technical Advisor of Pathlab Australia Pty Ltd and ADL Laboratories USA. From 2005 to 2007, Dr. Cortizo was appointed as the Nutrition and Scientific Consultant by Vitop Group Ltd China. From 2006 to 2008, Dr. Cortizo served as an International Business Director for Goodgene Korea. From 2007 to 2014, Dr. Cortizo served as the Chief Executive Officer and International Business Director of YourGene LLC. From 2009 to 2015, Dr. Cortizo served as a Consultant to Agape Superior Living, Product Specialist and President of Superlife Global Team. From 2009 to 2019, Dr. Cortizo served as a Director and the Chief Executive Officer of the Ageless Partners, Ageless Asia Malaysia and Indonesia. From 2014 to 2019, Dr. Cortizo served as a Director and the Chief Executive Officer of Ageless Asia, Indonesia and as a Director of Vichii PT. Indonesia Jaya.

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

Dr. Rose, PhD serves as our independent director since November 15, 2024. Prior to joining the Company, Dr. Rose Kadende-Kaiser, PhD has more than 30 years of professional experience, serving in various roles in higher education as a college professor; in international development as a researcher, manager and mentor; and as an independent health and wellness coach. In 2013, Dr. Rose, PhD established Season of Health, a business specializing in health coaching, training and consultant services. From 2010 to 2012, Dr. Rose, PhD served as a Transition Program Manager at the U.S. Centers for Disease Control and Prevention in Kigali, Rwanda. From 2009 to 2010, Dr. Rose, PhD served as the Consultant and De Facto Country Director for US African Development Foundation Funded Program at Kilimanjaro International Burundi Ltd. She was also an Independent Consultant for community development in 2008. Dr. Rose, PhD served as a Regional Manager for Southern Africa and Research Analyst at Geneva Global Inc in Wayne, Pennsylvania from 2002 to 2007. From 2001 to 2005, Dr. Rose, PhD worked at the University of Pennsylvania in Philadelphia, Pennsylvania as the Research Associate of Women’s Studies Program and African Studies Center and Visiting Scholar of the Solomon Asch Center for Study of Ethno-political Conflict. From 1997 to 2000, Dr. Rose PhD was a Lecturer and Assistant Professor at the Department of Sociology, Anthropology, and Social Work of Mississippi State University in Mississippi State, Mississippi. Dr. Rose, PhD completed a Bachelor of Arts in English Language and Literature at University of Burundi in 1988. Dr. Rose, PhD obtained a doctorate of philosophy in Folklore and Women’s Studies from Indiana University in 1998. She also obtained a Diploma in Integrative Nutrition Health Coach from the Institute for Integrative Nutrition in 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. How Kok Choong, the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary entitled $434,777 and $ 403,012 as total salaries and received $288,284 and $403,012 as total salaries for the years ended December 31, 2025 and 2024, respectively. Mr. How Kok Choong had not received any (i) Stock compensation; (ii) Option awards, (iii) Non-equity incentive plan compensation, (iv) Non-qualified deferred compensation earnings and (v) Any other compensations.

Dr. Wilfrendo Fernando Cortizo was appointed as an executive director and entered into an employment agreement with the Company on November 21, 2023 and the employment agreement will take immediate effect. Dr. Wilfrendo Fernando Cortizo entitled $36,000 and $36,000 as director fee and received $30,000 and $36,000 as director fee compensation for the year ended December 31, 2025 and 2024, respectively. Dr. Wilfredo Fernando Cortizo also entitled $60,000 and $60,000 worth of common stock as stock-based compensation for the year ended December 31, 2025 and 2024, respectively.

Mr. Andrew Lee Kam Fan was appointed and entered into an employment agreement with the Company on January 12, 2021. Mr. Andrew Lee Kam Fan entitled and received $46,440 and $46,440 as total salaries for the year ended December 31, 2025 and 2024, respectively.

Mr. Ramesh Ruben Louis was appointed and entered into an independent director agreement with the Company on March 30, 2022 and the independent director agreement will take effect on October 11, 2023, the listing day of our stock on NASDAQ Capital Market. Mr. Ramesh entitled and received $21,600 and $21,600 as total independent director fee for the year ended December 31, 2025 and 2024, respectively.

Dr. John Hing Vong was appointed and entered into an independent director agreement with the Company on September 22, 2022 and the independent director agreement will take effect on October 11, 2023, the listing day of our stock on NASDAQ Capital Market. On November 15, 2024, Dr. John resigned as our independent director and serve as our executive director and deputy chairman of the Company. On November 24, 2025, Dr. John resigned as our executive director and deputy chairman of the Company. Dr. John Hing Vong entitled $32,400 and $23,400 as total independent director fee and received $30,000 and $23,400 as total independent director fee for the year ended December 31, 2025 and 2024, respectively.

Dr. Ni Luh Dharma Kerti Natih was appointed and entered into an independent director agreement with the Company on October 1, 2024 and the independent director agreement will take immediate effect. Dr. Natih entitled $21,600 and $5,400 as total independent director fee and received $16,200 and $5,400 as total independent director fee for the year ended December 31, 2025 and 2024, respectively.

Dr. Kadende Kaiser Rose Marie was appointed and entered into an independent director agreement with the Company on November 15, 2024 and the independent director agreement will take immediate effect. Dr. Rose entitled $21,600 and $2,700 as total independent director fee and received $16,200 and $2,700 as total independent director fee for the year ended December 31, 2025 and 2024, respectively.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation Discussion and Analysis

Director Compensation

As the Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary, Mr. How Kok Choong is entitled a monthly salary of $33,333. His salary shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

Mr. Wilfrendo Fernando Cortizo is entitled a monthly salary of $3,000. He is also entitled to receive a stock-based compensation of $60,000 per annum. His compensation, i.e., salary and stock-based compensation shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of a calendar month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

Prior to Dr. John Hing Vong resignation as our independent director on November 15, 2024, Dr. John Hinv Vong was entitled quarterly independent director fee of $5,400. Upon to his appointment as our executive director on November 15, 2024, he is entitled a monthly salary of $3,000. His compensation shall accrue on a day-to-day basis, payable in arrears on the last day of each calendar month, provided that if his employment is terminated prior to the end of the month, his compensation for the month shall be pro-rated to reflect his period of service up to the date of termination.

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

Mr. Ramesh Ruben Louis as an independent director of the Company is entitled quarterly independent director fee of $5,400. His compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if his employment is terminated prior to the end of the quarter, his compensation for the quarter shall be pro-rated to reflect his period of service up to the date of termination.

Dr. Ni Luh Dharma Kerti Natih as an independent director of the Company is entitled quarterly independent director fee of $5,400. Her compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if her employment is terminated prior to the end of the quarter, her compensation for the quarter shall be pro-rated to reflect her period of service up to the date of termination.

Dr. Kadende Kaiser Rose Marie as an independent director of the Company is entitled quarterly independent director fee of $5,400. Her compensation, i.e., independent director fee shall accrue on a day-to-day basis, payable in arrears on the last calendar day of each quarter, provided that if her employment is terminated prior to the end of the quarter, her compensation for the quarter shall be pro-rated to reflect her period of service up to the date of termination.

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

Clawback Policy

We have also adopted a Clawback Policy to provide for the recovery of erroneously awarded incentive-based compensation from executive officers in accordance with Rule 10D-1 of the Exchange Act, a copy of which is filed as an exhibit to this report.

The following is a summary of the material terms of the Clawback Policy. This summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy.

Overview. The Clawback Policy applies to incentive-based compensation received by executive officers, and provides for the recovery of erroneously awarded compensation following an accounting restatement.

Recovery of Erroneously Awarded Compensation. In the event of an accounting restatement, the Compensation Committee will determine the amount of erroneously awarded compensation based on restated financial information. The Committee will issue a demand to each affected executive officer for repayment or return of such compensation. For stock price or total shareholder return-based compensation that cannot be directly recalculated, the Compensation Committee will use a reasonable estimate to determine the amount to be recovered.

Discretion and Enforcement. The Compensation Committee has the discretion to determine the method of recovery, considering relevant circumstances. The Company will pursue all reasonable actions to recover such compensation, including legal measures, and the executive officer may be required to cover associated expenses.

Exceptions to Recovery. The Clawback Policy provides that recovery is not required if the Compensation Committee determines that recovery would be impracticable, and (i) the costs of recovery exceed the amount to be recovered or (ii) if recovery would result in the failure of a tax-qualified retirement plan to meet legal requirements. Documentation must be provided to the Nasdaq if an exception is invoked.

Prohibition on Indemnification. The Company is prohibited from indemnifying or insuring any executive officer for amounts clawed back under the Clawback Policy or for claims related to its enforcement. The Clawback Policy supersedes any conflicting agreements whether entered into before, on, or after its effective date.

Administration and Interpretation. The Compensation Committee administers and interprets the Clawback Policy. Its determinations are final and binding.

Scope and Applicability. The Clawback Policy applies to all current and former executive officers who received incentive-based compensation during the three completed fiscal years or other applicable period preceding an accounting restatement. It also binds executive officers’ heirs and legal representatives as required by applicable law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, the Company has 1,000,626 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned		Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
How Kok Choong, Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary; collectively this includes HKC Holdings Sdn. Bhd.*	19,598	2.0%		-	-	2.0%

Mr. Wilfrendo Fernando Cortizo	862	*	%	-	-	*	%

John Hing Vong	-	-		-	-	-

Andrew Lee Kam Fan	-	-		-	-	-

Ramesh Ruben Louis	-	-		-	-	-

Ni Luh Dharma Kerti Natih	-	-		-	-	-

Kadende Kaiser Rose Marie	-	-		-	-	-

* Less than 1%

Shares of Common Stock Beneficially Owned

As of December 31,
2025
All executive officers and directors (6 persons)	20,460	2.05%

There is no other shareholder hold more than 10% of the common stock as of December 31, 2025.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of our 2025 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

The Company’s related party list and relationship are as follows:

Related parties		Relationships

CTA Nutriceuticals (Asia) Sdn Bhd	-	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd.

SY Welltech Sdn Bhd (formerly known as DSY Beauty Sdn Bhd)	-	The directors and shareholders of SY Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd

DSY Wellness & Longevity Center Sdn Bhd	-	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSY Wellness & Longevity Center Sdn Bhd.

TH3 Holdings Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3 Holdings Sdn Bhd.

Redboy Pictures Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Redboy Pictures Sdn Bhd.

ATPC Lega Global Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of ATPC Legal Global Sdn Bhd.

Ando Design Sdn Bhd	-	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando Design Sdn Bhd.

Cedar Wellness Sdn Bhd	-	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd is also a director of Cedar Wellness Sdn Bhd.

Institute of Complementary and Traditional Medicine	-	Mr. Yap Foo Ching, the director of DSY Wellness International Sdn Bhd is also a chairman of Institute of Complementary and Traditional Medicine.

Mr. How Kok Choong	-	Mr. How Kok Choong, the CEO and director of the Company

Mr. Yap Foo Ching (Steve Yap)	-	Mr. Yap Foo Ching, the director of the DSY Wellness International Sdn Bhd.

Ms. Low Mui Chin	-	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd is also the director of Cedar Wellness Sdn Bhd

Related party balances as of December 31, 2025 and 2024 are as per table below:

Amount due from related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,849	$1,582
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	General expenses payment on behalf	494	-
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	-	730
Total			$2,343	$2,312

Related party balances as of December 31, 2025 and 2024 are as per table below:

Accounts payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$37,642	$30,554
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	998	71
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching, the director of DSY Wellness International Sdn Bhd is also a chairman of Institute of Complementary and Traditional Medicine.	Rental of diagnostic & medical equipment	9,882	-
Total			$48,522	$30,625

Related party balances as of December 31, 2025 and 2024 are as per table below:

Other payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$256	$494
Ms. Low Mui Chin	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd	Payment on behalf of company expenses	5	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Salary, Commission expense and borrowing from director	831,709	356
Total			$831,970	$850

Related party transactions for years ended December 31, 2025 and 2024, are as per table below:

Purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$365,840	$335,494
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	1,157	17,600
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	14,090	6,576
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	11,272	-
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	36,001	-
Total			$428,360	$359,669

Related party transactions for years ended December 31, 2025 and 2024, are as per table below:

Other income

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Rental income	$235	$2,630
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	845	789
Total			$1,080	$3,419

Other purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for general use	$3,166	$4,243
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	1,174	4,337
Total			$4,340	$8,580

Related party transactions for years ended December 31, 2025 and 2024, are as per table below:

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,444	$3,012
Total			$1,444	$3,012

Other expenses

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$62,179	$59,371
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Office furniture & fixture and improvements	-	1,772
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	-	5
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	98,628	55,239
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Selling and event related expenses	51,254	-

Total			$212,061	$116,387

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

	For the years ended December 31,
	2025	2024

Audit fees	$294,000	$294,000
Tax fees	25,000	25,000
Total	$319,000	$319,000

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of AGAPE ATP Corporation. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Amended Articles of Incorporation**

3.2	Bylaws**

10.1	Direct Sales Licence of Agape Superior Living Sdn Bhd issued by Ministry of Domestic Trade and Consumer Affairs, dated March 18, 2024**

10.2	Tenancy Agreement between Canggih Pesaka Sdn Bhd and Agape Superior Living Sdn Bhd, dated July 11, 2023 for Lot 1605-1606**

10.3	Tenancy Agreement between Canggih Pesaka Sdn Bhd and Agape Superior Living Sdn Bhd, dated May 24, 2023 for Lot 1705-1708**

10.4	Tenancy Agreement between Banjaran Purnama Sdn Bhd and Agpae Superior Living Sdn Bhd, dated November 20, 2025*

10.5	Tenancy Agreement between See Li Chiann and Agape Superior Living Sdn Bhd and Terence W Tulus, dated October 1, 2025*

10.6	Tenancy Agreement between DSY Wellness & Longevity Center Sdn Bhd and DSY Wellness International Sdn Bhd, dated August 21, 2025*

10.7	Form of Subscription Agreement dated February 28, 2025**

10.8	Executive Director Agreement with Dr. How Kok Choong (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 filed on June 2, 2023)

10.9	Executive Employment Agreement with Mr. Lee Kam Fan (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 filed on April 12, 2022)

10.10	Executive Employment Agreement with Wilfrendo Fernando Cortizo*

14	Code of Ethical Business Conduct (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-1 filed on September 7, 2023)

21.1	List of Subsidiaries*

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10K for the year ended December 31, 2023 filed on April 1, 2024)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*

32.1	Section 1350 Certification of principal executive officer and principal financial officer*

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.2 to the registration statement on Form S-1 filed on September 7, 2023)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the registration statement on Form S-1 filed on September 7, 2023)

99.3	Nominating and Governance Committee Charter (incorporated by reference to Exhibit 99.4 to the registration statement on Form S-1 filed on September 7, 2023)

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**

* Filed herewith.

** Previously Filed.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION.
(Name of Registrant)

Date: April 13, 2026

	By:	/s/ How Kok Choong
HOW KOK CHOONG
	Title:	Chief Executive Officer, President, Director Chief Operating Officer, Chairman of the Board of Directors and Secretary

Date: April 13, 2026	By:	/s/ Andrew Lee Kam Fan
LEE KAM FAN, ANDREW
	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Agape ATP Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Agape ATP Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

/s/ Assentsure PAC

We have served as the Company’s auditor since 2024.

Singapore

April 13, 2026

PCAOB ID Number 6783

AGAPE ATP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $257 and $1,139 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2025 and 2024, respectively.)	$140,072	$2,040,243
Accounts receivable, net	12,315	53,651
Other receivable	30	2,544
Amount due from related parties	2,343	2,312
Inventories	27,391	46,347
Prepaid taxes	31,798	45,426
Prepayments and deposits (Included $0 and $7 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of December 31, 2025 and 2024, respectively.)	24,077,559	586,172
Total Current Assets	24,291,508	2,776,695

NON-CURRENT ASSETS
Property and equipment, net	14,570	31,463
Intangible assets, net	9,471	13,082
Finance lease assets	150,949	178,948
Operating right-of-use assets	102,101	224,595
Investment in marketable securities	22,679	13,737
Investment in non-marketable securities	-	1,500
Total Non-Current Assets	299,770	463,325

TOTAL ASSETS	$24,591,278	$3,240,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$90,251	$102,798
Accounts payable – related parties	48,522	30,625
Customer deposits	168,603	96,976
Operating lease liabilities, current	93,781	150,370
Other payables and accrued liabilities ($1,631 and $1,478 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of December 31, 2025 and 2024, respectively.)	794,913	712,436
Other payable – related parties	831,970	850
Finance lease liabilities, current	25,342	21,635
Income tax payable	1,132	4,434
Total Current Liabilities	2,054,514	1,120,124

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	$8,761	$75,425
Finance lease liabilities, non-current	101,902	115,350
Total Non-Current Liabilities	110,663	190,775

TOTAL LIABILITIES	$2,165,177	$1,310,899

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 500,000,000 and 50,000,000 shares authorized, 1,000,626 and 79,781 shares issued and outstanding as of December 31, 2025 and 2024, respectively.*	100	8
Additional paid in capital	34,271,975	11,423,099
Accumulated deficit	(11,797,836)	(9,518,045)
Accumulated other comprehensive income	(14,690)	27,852
TOTAL AGAPE CORPORATION STOCKHOLDERS’ EQUITY	22,459,549	1,932,914

NON-CONTROLLING INTERESTS	(33,448)	(3,793)

TOTAL EQUITY	22,426,101	1,929,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,591,278	$3,240,020

*	Issued and outstanding shares of common stock have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 10, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the years ended December 31,
	2025	2024

REVENUE	1,524,262	1,322,747

COST OF REVENUE	(685,992)	(563,599)

GROSS PROFIT	838,270	759,148

SELLING	(242,074)	(162,712)
COMMISSION	(73,691)	(34,905)
GENERAL AND ADMINISTRATIVE	(3,779,152)	(3,134,874)
TOTAL OPERATING EXPENSES	(4,094,917)	(3,332,491)

LOSS FROM OPERATIONS	(3,256,647)	(2,573,343)

OTHER INCOME (EXPENSES)
Other income, net	113,807	29,209
Interest income	3,416	67,930
Unrealized holding gain (loss) on marketable securities	8,953	(5,018)
Gain on disposal of property and equipment	-	112
Exchange gain, net	826,149	-
Loss on disposal of non-marketable securities	(1,000)	-
TOTAL OTHER INCOME, NET	951,325	92,233

LOSS BEFORE INCOME TAXES	(2,305,322)	(2,481,110)

INCOME TAX EXPENSE	(2,285)	(4,934)

NET LOSS	(2,307,607)	(2,486,044)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	27,816	15,570

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,279,791)	$(2,470,474)

NET LOSS	$(2,307,607)	$(2,486,044)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(42,542)	(2,363)

TOTAL COMPREHENSIVE LOSS	(2,350,149)	(2,488,407)

Less: Comprehensive loss attributable to non-controlling interests	29,655	15,572

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$(2,320,494)	$(2,472,835)

LOSS PER SHARE
Basic and diluted	$(2.85)	$(31.74)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	801,081	77,839

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK*		TREASURY STOCK*		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2023	77,102	$8	(135)	$-	$11,386,432	$(7,047,571)	$30,215	$11,779	$4,380,863
Redemption of shares	(135)	-	135	-	-	-	-	-	-
Share based compensation	103	-	-	-	36,667	-	-	-	36,667
Issuance of fractional shares upon reverse stock split	2,711	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,470,474)	-	(15,570)	(2,486,044)
Foreign currency translation adjustment	-	-	-	-	-	-	(2,363)	(2)	(2,365)
Balance as of December 31, 2024	79,781	$8	-	$-	$11,423,099	$(9,518,045)	$27,852	$(3,793)	$1,929,121
Share based compensation	759	-	-	-	60,000	-	-	-	60,000
Issuance of common stock	920,000	92	-	-	22,788,876	-	-	-	22,788,968
Net loss	-	-	-	-	-	(2,279,791)	-	(27,816)	(2,307,607)
Issuance of fractional shares upon reverse stock split	86	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(42,542)	(1,839)	(44,381)
Balance as of December 31, 2025	1,000,626	$100	-	$-	$34,271,975	$(11,797,836)	$(14,690)	$(33,448)	$22,426,101

*	Common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 10, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

AGAPE ATP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”)

	For the years ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,307,607)	$(2,486,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	20,189	52,570
Amortization of intangible assets	4,714	4,770
Amortization of operating right-of-use assets	158,924	139,867
Amortization of finance lease assets	44,151	29,445
Gain on disposal of property and equipment	-	(112)
Unrealized holding (gain) loss on marketable securities	(8,953)	5,018
Unrealized exchange gain	(825,706)	-
Loss on non-marketable securities	1,000	-
Allowance for credit loss	519,442	98,705
Deferred tax expense	-	220
Inventory write off	7,035	-
Inventory write-down	11,825	7,081
Changes in operating assets and liabilities:
Accounts receivables	32,132	(28,295)
Amount due from related parties	162	8,889
Inventories	3,348	(4,225)
Prepaid taxes	17,406	(22,322)
Prepayments and deposits	(380,199)	(434,447)
Other receivables	2,489	(2,105)
Accounts payable	(21,972)	44,657
Accounts payable – related parties	14,010	(5,107)
Customer deposits	58,581	(7,340)
Operating lease liabilities	(159,762)	(139,476)
Other payables and accrued liabilities	112,551	14,761
Other payables – related parties	286,391	(7,065)
Income tax payables	(3,573)	4,340
Net cash used in operating activities	(2,413,422)	(2,726,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,049)	(50,162)
Proceeds from disposal of property and equipment	-	112
Advances for investment	(23,000,000)	-
Net cash used in investing activities	(23,001,049)	(50,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from disposal of non-marketable securities	500	-
Payment of finance lease liabilities	(22,685)	(11,856)
Net proceeds from issuance of common stock	23,000,000	-
Advance from director	520,831	-
Net cash provided by financing activities	23,498,646	(11,856)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	15,654	(4,096)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,900,171)	(2,792,217)

CASH AND CASH EQUIVALENTS, beginning of year	2,040,243	4,832,460

CASH AND CASH EQUIVALENTS, end of year	$140,072	$2,040,243

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$10,368	$24,003
Refund of prepaid tax	$21,917	$1,681

SUPPLEMENTAL NON-CASH FLOWS INFORMATION
Motor vehicle acquired through finance lease	$-	$65,761
Operating lease right-of-use assets obtained in exchange for lease liabilities	$5,059	$-

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

On December 25, 2024, the Company incorporated ATPC Technology Private Limited (“ATPC Tech”) in China, a wholly owned subsidiary of AATP HK to collaborate with local IT expertise to develop comprehensive digital wellness platform that integrates e-commerce, online consultations, chronic disease management, and robust supply chain services catering to ASEAN market.

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

Going concern

For the years ended December 31, 2025 and 2024, the Company reported net losses of $2,307,607 and $2,486,044 respectively. In addition, the Company had accumulated deficit of $11,797,836 and $9,518,045 as of December 31, 2025 and 2024, respectively. The Company had working capital of $22,236,994 among which the Company held cash of $140,072 as of December 31, 2025, which is expected to support our operating activities for the next twelve months.

The Company had current assets of $24,291,508 which comprised $23,816,398 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities on behalf of the Company. As of the reporting date, the investment has yet to be identified, and the financial return of the investment is uncertain.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the year ended December 31, 2025, SEA, the only VIE of the Company has no significant operations.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2025 and 2024, the Company recorded $8,082 and $32,857 allowance for credit loss.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventories

Inventories consist of raw materials and finished goods. Raw materials are valued at cost and finished goods are valued at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the years ended December 31, 2025 and 2024, the Company recognized $11,825 and $7,081 inventory write-down; and $7,035 and $0 inventory write-off, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services or investment management company for future investment. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, investment, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. For the years ended December 31, 2025 and 2024, there were $71,051 and $0 write-off for allowance for credit loss. There was $510,310 and $67,768 allowance for credit loss recorded as of December 31, 2025 and 2024.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2025 and 2024, no impairment of long-lived assets was recognized.

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

For the years ended December 31, 2025 and 2024, the Company recognized $5,448 and $3,485 as forfeited coupon income, respectively.

As of December 31, 2025, the Company had contracts for the sales of skin care, health and wellness products amounting to $8,352 which it is expected to fulfill within 12 months from December 31, 2025.

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

For the years ended December 31, 2025 and 2024, revenues from products for the provision of complementary health therapies were $912,239 and $913,297 respectively.

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

For the years ended December 31, 2025 and 2024, revenues from providing health and wellness services are $169,299 and $207,546, respectively.

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

For the years ended December 31, 2025 and 2024, revenues from green energy are $139,727 and $42,763, respectively.

Disaggregated information of revenues by products and services are as follows:

	For the years ended December 31,
	2025	2024

Energized Mineral Concentrate	$59,024	$43,487
Ionized Cal-Mag	-	388
LIVO5	7,931	76,465
Soy Protein Isolate Powder	1,859	9,357
Mix Soy Protein Isolate Powder with Black Sesame	2,462	7,353
Others – Products for the provision of complementary health therapies	912,239	913,297
Skin care and healthcare products	231,721	22,091
Green Energy	139,727	42,763
Total revenues – products	1,354,963	1,115,201
Health and Wellness services	169,299	207,546
Total revenues – products and services	$1,524,262	$1,322,747

Total net sales include $15,140 of revenue recognized in year 2025 that was included in customer deposit as of December 31, 2024, $12,442 of revenue recognized in year 2024 that was included in customer deposit as of December 31, 2023.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. Cost of revenue amounted to $685,992 (there is $11,825 inventory write-downs and $7,035 of inventory written-off) and $563,599 (there is $7,081 of inventory write-downs and no inventory written-off) for the years ended December 31, 2025 and 2024, respectively.

Shipping and handling

Shipping and handling charges amounted to $4,132 and $3,435 for the years ended December 31, 2025 and 2024, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

Advertising costs amounted to $40,549 and $54,490 for the years ended December 31, 2025 and 2024, respectively. Advertising costs are expensed as incurred and included in selling expenses.

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. The Company pays commission in Company’s network marketing business and the operation in wellness and wellbeing lifestyle. Commission expenses amounted to $73,691 and $34,905 for the years ended December 31, 2025 and 2024, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $107,990 and $117,425 for the years ended December 31, 2025 and 2024, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income tax for the years ended December 31, 2025 and 2024, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2025 and 2024, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31,
	2025	2024

Period-end MYR : US$1 exchange rate	4.05	4.47
Period-end HKD : US$1 exchange rate	7.78	7.76
Period-end CNY : US$1 exchange rate	7.00	7.30

	For the years ended December 31,
	2025	2024

Period-average MYR : US$1 exchange rate	4.26	4.56
Period-average HKD : US$1 exchange rate	7.80	7.80
Period-average CNY : US$1 exchange rate	7.17	7.19

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

The FASB issued ASU 2024-03 and ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and Clarifying the Effective Date” in November 2024 and January 2025 respectively. This new guidance requires disclosures of additional information of the nature of expenses included in the income statement as well as disclosures about specific expense categories in the notes to the financial statements. The requirements of the new guidance are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. This new guidance can be applied either retrospectively to any or all prior periods presented in the consolidated financial statements or prospectively to financial statements issued for reporting period after the effective date of this new guidance. The Company is currently evaluating the effect of adopting this guidance.

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU 2023-09 requires companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. Details of the disclosures are set out in Note 17.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (CONT’D)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of December 31,
	2025	2024

Current assets:
Cash	$257	$1,139
Prepayment and deposits	-	7
Total current assets	$257	$1,146

Current liabilities:
Other payables and accrued liabilities	1,631	1,478
Total current liabilities	$1,631	$1,478

Net deficit	$(1,374)	$(332)

The summarized operating results of the VIE’s are as follows:

	For the years ended December 31,
	2025	2024

Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(957)	$(1,231)
Net loss	$(957)	$(1,231)

4. CASH AND CASH EQUIVALENTS

As of December 31, 2025 and 2024 the Company had $140,072 and $2,040,243, respectively, of cash and cash equivalents, which consisted of $140,072 and $240,243, respectively, of cash in banks and $0 and $1,800,000, respectively, of time deposits placed with banks or other financial institutions and are all highly liquid investments with an original maturity of three months or less. The effective interest rate for the time deposits ranges between 1.74% to 2.55% per annum. As of December 31, 2025 and 2024, $297 and $1,806,401 of these balances were not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2025	2024
Accounts receivable	$20,397	$86,508
Less: Allowance for credit loss	(8,082)	(32,857)
Total	$12,315	$53,651

Movements of allowance for credit loss are as follows:

	For the years ended December 31,
	2025	2024
Beginning balance	$32,857	$542
Addition	12,417	31,614
Write off	(39,186)	-
Exchange rate effect	1,994	701
Ending balance	$8,082	$32,857

6. INVENTORIES

Inventories consist of the following:

	As of December 31,
	2025	2024
Finished goods	$26,297	$45,355
Raw material	1,094	992
	27,391	46,347

For the years ended December 31, 2025 and 2024, the Company recognized $11,825 and $7,081 inventory write-down; and $7,035 and $0 inventory write-off, respectively.

7. PREPAYMENTS AND DEPOSITS, NET

	As of December 31,
	2025	2024
Prepaid expenses	$565,173	$522,460
Deposit for investment (1)	23,816,398	-
Deposits to suppliers	206,298	131,480
	24,587,869	653,940
Less: Allowance for credit loss – Prepaid expenses	(510,310)	(67,768)
Total	$24,077,559	$586,172

(1)	The Company entered into an entrusted investment agreement with Bi Cheng Investment Management Limited (“Bi Cheng”) on March 11, 2025, whereby Bi Cheng is responsible to identify and manage suitable investment opportunities on behalf of the Company. The deposit is refundable upon mutual agreement between the Company and Bi Cheng. Upon such agreement, the refund is expected to be made within two months.

Pursuant to the agreement, the Company remitted a deposit of CNY166,752,302, equivalent to $23,000,000 to Bi Cheng to be applied toward the cost of future investment, upon successful identification and execution of such an opportunity. As of the reporting date, due to the appreciation of the CNY, the deposit is valued at $23,816,398, and no investment has been finalized; hence, the funds remain unallocated to a specific investee.

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

Movements of allowance for credit loss are as follows:

	For the years ended December 31,
	2025	2024
Beginning balance	$67,768	$-
Addition	510,310	67,091
Write off	(71,051)	-
Exchange rate effect	3,283	677
Ending balance	$510,310	$67,768

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
	2025	2024
Computer and office equipment	$101,307	$91,480
Furniture & fixtures	128,266	115,635
Motor vehicle	23,213	21,043
Leasehold improvements	208,938	189,411
Subtotal	461,724	417,569

Less: accumulated depreciation	(447,154)	(386,106)
Total	$14,570	$31,463

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $20,189 and $52,570, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of December 31,
	2025	2024
Computer software	$60,241	$54,611
Less: accumulated amortization	(50,770)	(41,529)
Total	$9,471	$13,082

Amortization expense for the years ended December 31, 2025 and 2024 amounted to $4,714 and $4,770, respectively.

10. INVESTMENT IN MARKETABLE SECURITIES

(i)	On May 17, 2018, the Company purchased 83,333 shares of common stock in Greenpro Capital Corp. for $500,000 at a purchase price of $6 per share.

(ii)	On July 30, 2018, the Company disposed 20 shares of common stock in Greenpro Capital Corp. for $125 at a purchase price of $6.2613 per share.

(iii)	On October 16, 2018, the Company purchased 33,333 shares of common stock in Greenpro Capital Corp. for $1,000 at a purchase price of $0.03 per share.

(iv)	On July 19, 2022, Greenpro Capital Corp. filed a certificate of change with the Secretary of State of Nevada to effect a reverse split of the company’s common stock at the ratio of 10-for-1 effective July 28, 2022. Under the reverse stock split, each 10 pre-split share of common stock outstanding will automatically combine into 1 new share of common stock of the company. As at July 28, 2022, the Company has an investment of 116,646 common stock of Greenpro Capital Corp. The Company’s investment of 116,646 common stock of Greenpro Capital Corp. was reduced to 11,665 subsequent to the reverse stock split.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INVESTMENT IN MARKETABLE SECURITIES (CONT’D)

	As of December 31,
	2025	2024
Fair value of investment in marketable securities at the beginning of year	$13,737	$20,171
Transfer to non-marketable security	-	(1,500)
Unrealized holding gain (loss)	8,953	(5,018)
Exchange rate effect	(11)	84
Fair value of investment in marketable securities at the end of year	$22,679	$13,737

11. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

(iii)	On October 15, 2025, the Company disposed 5% of stock or 15,000,000 shares of common stock of Radiance Holdings Corp. at the consideration of $500.

	As of December 31,
Radiance Holdings Corp.	2025	2024
Cost of investment	$1,500	$-
Add: Transfer from investment in marketable securities	-	1,500
Less: Disposal of investment	1,500	-
Investment in non-marketable securities	-	1,500

12. CUSTOMER DEPOSITS

	As of December 31,
	2025	2024
Customer deposits – Non Refundable	$168,299	$94,015
Unexpired product coupons	304	2,961
Total	$168,603	$96,976

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31,
	2025	2024
Professional fees	$326,267	$363,762
Promotion expenses	35,488	32,171
Payroll	22,397	4,685
Amounts held in eWallets	189,063	173,995
Tax penalty	30,000	75,000
Others	191,698	62,823
Total	$794,913	$712,436

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,849	$1,582
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	General expenses payment on behalf	494	-
ATPC Lega Global Sdn Bhd (“Lega”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Lega	General expenses payment on behalf	-	730
Total			$2,343	$2,312

Accounts payable – related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$37,642	$30,554
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	998	71
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching, the director of DSY Wellness International Sdn Bhd is also a chairman of Institute of Complementary and Traditional Medicine.	Rental of diagnostic & medical equipment	9,882	-
Total			$48,522	$30,625

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party balances

Other payable - related parties

			As of December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$256	$494
Ms. Low Mui Chin	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd	Payment on behalf of company expenses	5	-
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Salary, Commission expense and borrowing from director	831,709	356
Total			$831,970	$850

Related party transactions

Purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$365,840	$335,493
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	1,157	17,600
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Purchases of products for the provision of complementary health therapies	14,090	6,576
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	11,272	-
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	36,001	-
Total			$428,360	$359,669

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Other income

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Rental income	$235	$2,630
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	845	789
Total			$1,080	$3,419

Other purchases

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for general use	$3,166	$4,243
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	1,174	4,337
Total			$4,340	$8,580

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (CONT’D)

Related party transactions

Commission expense

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$1,444	$3,012
Total			$1,444	$3,012

Other expenses

			For the years ended December 31,
Name of Related Party	Relationship	Nature	2025	2024

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$62,179	$59,371
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando.	Office furniture & fixture and improvements	-	1,772
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of products for general use	-	5
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental expenses	98,628	55,239
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Selling and event related expenses	51,254	-
Total			$212,061	$116,388

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2025 and 2024, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

Pursuant to the resolution passed at the board meeting on January 7, 2025, the Company is authorized to increase the common stock from 50,000,000 shares to 500,000,000 shares.

Pursuant to the resolution passed at the board meeting on February 27, 2025, the Company is authorized to issue 46,000,000 shares of common stock at $0.0001 per share. On March 20, 2025, the Company issued 46,000,000 shares of common stock and received net cash proceeds of $23,000,000.

As of December 31, 2025 and 2024, there were 500,000,000 and 50,000,000 common stocks authorized, 1,000,626 and 79,781 shares issued and outstanding, respectively.

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of shares to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of December 31, 2025 and 2024, there were 759 and 103 shares issued respectively.

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

As of
October 13, 2023
Risk-free interest rate	4.65%
Expected volatility	49%
Expected life (in years)	5 years
Expected dividend yield	0.00%
Fair value of warrants	$38,580

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of December 31,
	2025	2024
DSY Wellness:
Paid-in capital	$97	$97
Accumulated losses	(30,952)	(3,136)
Accumulated other comprehensive expense	(2,593)	(754)
	(33,448)	(3,793)
ASL	-	-
Total	$(33,448)	$(3,793)

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the years ended December 31,
	2025	2024
Tax jurisdictions from:
Local – United States	$(1,535,023)	$(1,706,035)
Foreign – Malaysia	(774,834)	(762,788)
Foreign – China	(479)	(3,144)
Foreign – Hong Kong	5,014	(9,143)

Loss before income tax	$(2,305,322)	$(2,481,110)

Income tax expense consisted of the following:

	For the years ended December 31,
	2025	2024
Current:
- Local	$-	$-
- Foreign	(2,285)	(4,934)

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$(2,285)	$(4,934)

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

For the years ended December 31, 2025 and 2024, the Company’s foreign subsidiaries did not generate any income that were subject to Subpart F tax and GILTI tax.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

As of December 31, 2025 and 2024, the operations in the United States of America incurred approximately $1,535,000 and $3,799,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance related to U.S. net operating losses as of December 31, 2025 and 2024 were approximately $1,120,000 and $798,000, respectively.

As of December 31, 2025, the tax year from 2022 to 2025 remain open for examination in the United States of America.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd, Cedar ATPC Sdn Bhd, DSY Wellness International Sdn Bhd, ATPC Green Energy Sdn Bhd, OIE ATPC Exim (M) Sdn Bhd are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, the tax rate of companies with more than 20% of its paid-up share capital being owned directly or indirectly by a foreign company is 24% for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the operations in the Malaysia incurred approximately $623,000 and $3,369,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $807,000, $902,000, $1,337,000, $588,000 and $599,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033, 2034 and 2035 respectively, if unutilized. The deferred tax valuation allowance related to Malaysia deferred tax assets as of December 31, 2025 and 2024 were approximately $1,066,000 and $827,000, respectively.

As of December 31, 2025, the tax year from 2020 to 2025 remain open for examination in Malaysia. In cases of fraud, wilful default or negligence, there is no limitation to the examination period.

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

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES (CONT’D)

The following table reconciles the Malaysia statutory rates to the Company’s effective tax rate for the periods indicated below:

	For the years ended December 31,
	2025		2024
Malaysia statutory tax rate*	$(553,277)	(24.00)%	$(595,466)	(24.00)%
Foreign tax effect	44,910	2.85%	51,584	2.08%
Change in valuation allowance	469,560	19.47%	474,388	19.12%
Non-deductible items (1)	36,522	1.58%	64,560	2.60%
	$(2,285)	(0.10)%	$(4,934)	0.20%

*	As the Company business operation mainly concentrated in Malaysia, the Company determined to apply Malaysia statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate.

(1)	The amount comprised:

Expenses incurred in AATP LB, ASL, SEA, CEDAR, AGE, EXIM that are not deductible in the Malaysia tax return.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards in U.S.	$1,120,114	$797,759
Net operating loss carry forwards in Malaysia	1,066,511	824,143
Deferred tax liabilities from temporary difference for property and equipment in Malaysia	(5,949)	-
Unabsorbed capital allowance carry forward in Malaysia	5,723	3,245
Less: valuation allowance	(2,186,399)	(1,625,147)
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended December 31, 2025 and 2024.

AGAPE ATP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the years ended December 31, 2025 and 2024, no customer accounted for 10.0% or more of the Company’s total revenues.

As of December 31, 2025, no customer accounted for 10.0% or more of the Company’s balance of accounts receivable and one company accounted for approximately 79.7% as of December 31, 2024.

(b) Major vendors

For the year ended December 31, 2025, three vendors accounted for approximately 55.6%, 20.3% and 11.1% of the Company’s total purchases. For the year ended December 31, 2024, two vendors accounted for approximately 59.8% and 17.5% of the Company’s total purchases.

As of December 31, 2025, two vendors accounted for approximately 63.3% and 27.1% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 27.1% of the Company’s total balance of accounts payable. As of December 31, 2024, three vendors accounted for approximately 44.3%, 31.8% and 22.9% of the Company’s total balance of accounts payable, respectively. CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 22.9% of the Company’s total balance of accounts payable.

(c) Commission Expenses to Sales Distributors and Stockists

For the year ended December 2025, one sales distributor accounted for approximately 39.9% of the Company’s total commission expense. For the year ended December 2024, one sales distributor accounted for approximately 21.2% of the Company’s total commission expense.

(d) Credit risk

As of December 31, 2025, the Company has entrusted Bi Cheng Investment Limited (“Bi Cheng”), a company incorporated and based in the People’s Republic of China (“PRC”) to manage a significant portion of its liquid assets, totaling approximately $23,816,398. These funds are maintained in accounts controlled by Bi Cheng in the PRC.

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

No allowance for credit loss was recorded as of December 31, 2025, as management believes that the risk of loss is not probable based on current information. However, the Company continues to monitor developments and may revise its assessment should conditions materially change.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2025 and 2024, $136,200 and $2,030,048 were deposited with financial institutions, respectively, $297 and $1,806,401 of these balances are not covered by deposit insurance. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Components of leases	As of December 31, 2025	As of December 31, 2024

Operating lease cost	$172,213	$155,828

Amortization of finance lease asset	44,150	29,445
Interest on finance lease liabilities	8,718	7,267

Weighted average remaining lease term (years)
Operating lease	0.75	1.49
Finance lease	3.34	4.34

Weighted average discount rate
Operating lease	5.37%	5.5%
Finance lease	6.81%	6.7%

The five-year maturity of the Company’s operating and finance lease liabilities is as follow:

Twelve Months Ending December 31, 2025	Operating lease liabilities	Finance lease liabilities

2026	$95,821	$33,038
2027	8,943	33,038
2028	-	33,038
2029	-	47,017
Total lease payments	104,764	146,131
Less: interest	(2,222)	(18,887)
Present value of lease liabilities	$102,542	$127,244

The Company also leases one office and operation center, one apartment and one shophouse with an expiring term of twelve months or less, which were classified as operating leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of December 31, 2025, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $65,987.

Short term lease cost for the years ended December 31, 2025 and 2024 were $107,222 and $65,608 respectively.

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

The table below presents details of our reporting segments:

	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total
Year ended December 31, 2025
Revenue	1,384,535	139,727	-	1,524,262
Operating loss	(709,343)	(62,440)	(1,535,824)	(2,307,607)
Total assets	550,289	72,432	23,968,557	24,591,278

	Skin care, Health and Wellness	Green Energy	Unallocated Expenses	Total
Year ended December 31, 2024
Revenue	1,279,984	42,763	-	1,322,747
Operating loss	(757,064)	(4,435)	(1,724,545)	(2,486,044)
Total assets	807,394	95,487	2,337,138	3,240,020

The “Unallocated Expenses” category comprises corporate headquarter operations and one minor business components.

22. SUBSEQUENT EVENTS

On February 10, 2026, the Company effected a 1-for-50 reverse stock split of its common stock (par value $0.0001 per share). For the pre-reverse stock split shares of the Company’s common stock not evenly divisible by 50 are entitled the number of shares rounded up to the nearest whole share. The Company will issue share of the Post-Reverse Stock Split Common Stock to any stockholder who would have received a fractional share as a result of the Reverse Stock Split. The reverse stock split was approved by the Company’s board of directors on January 8, 2026 and shareholders on January 30, 2026.

In accordance with U.S. GAAP, all share and per-share amounts presented in these financial statements for the years ended December 31, 2024 and 2025 (including shares outstanding, issuances, weighted-average shares for earnings per share, and related disclosures) have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

