Form 10-Q
period 2026-03-31
Agape ATP Corp
filed 2026-05-15
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2026
Common Stock, $0.0001 par value	1,000,626

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $259 and $257 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of March 31, 2026 and December 31, 2025, respectively.)	$220,779	$140,072
Accounts receivable, net	4,366	12,315
Other receivable	52	30
Amount due from related parties	2,696	2,343

Inventories	24,788	27,391
Prepaid taxes	33,931	31,798
Prepayments and deposits	24,367,818	24,077,559
Total Current Assets	24,654,430	24,291,508

NON-CURRENT ASSETS
Property and equipment, net	13,228	14,570
Intangible assets, net	8,294	9,471
Finance lease assets	140,325	150,949
Operating right-of-use assets	58,270	102,101
Investment in marketable securities	34,735	22,679
Total Non-Current Assets	254,852	299,770

TOTAL ASSETS	$24,909,282	$24,591,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$97,287	$90,251
Accounts payable – related parties	47,936	48,522

Customer deposits	164,979	168,603
Operating lease liabilities, current	52,413	93,781
Other payables and accrued liabilities ($1,941 and $1,631 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of March 31, 2026 and December 31, 2025, respectively.)	674,964	794,913
Other payable – related parties	1,670,816	831,970
Finance lease liabilities, current	25,909	25,342
Income tax payable	1,140	1,132
Total Current Liabilities	2,735,444	2,054,514

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	$6,080	$8,761
Finance lease liabilities, non-current	96,000	101,902
Total Non-Current Liabilities	102,080	110,663

TOTAL LIABILITIES	$2,837,524	$2,165,177

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 500,000,000 shares authorized, 1,000,626 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively*	100	100
Additional paid in capital	34,271,975	34,271,975
Accumulated deficit	(12,125,455)	(11,797,836)
Accumulated other comprehensive income	(28,126)	(14,690)
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	22,118,494	22,459,549

NON-CONTROLLING INTERESTS	(46,736)	(33,448)

TOTAL EQUITY	22,071,758	22,426,101

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,909,282	$24,591,278

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2026	2025

REVENUE	$273,658	$289,037

COST OF REVENUE	(114,249)	(132,751)

GROSS PROFIT	159,409	156,286

SELLING	(37,149)	(63,052)
COMMISSION	(4,920)	(7,945)
GENERAL AND ADMINISTRATIVE	(794,712)	(805,693)
TOTAL OPERATING EXPENSES	(836,781)	(876,690)

LOSS FROM OPERATIONS	(677,372)	(720,404)

OTHER INCOME (EXPENSES)
Other income, net	1,776	5,615
Interest income	-	3,263
Unrealized holding gain (loss) on marketable securities	12,232	(1,096)
Exchange gain (loss), net	322,458	(297)
TOTAL OTHER INCOME, NET	336,466	7,485

LOSS BEFORE INCOME TAXES	(340,906)	(712,919)

INCOME TAX EXPENSE	-	-

NET LOSS	(340,906)	(712,919)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(13,437)	(3,199)
TOTAL COMPREHENSIVE LOSS	(354,343)	(716,118)

NET LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	(327,619)	(698,949)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(13,287)	(13,970)
NET LOSS	(340,906)	(712,919)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	(341,055)	(702,158)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(13,288)	(13,960)
NET COMPREHENSIVE LOSS	(354,343)	(716,118)

LOSS PER SHARE*
Basic and diluted	$(0.33)	$(3.63)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	1,000,626	192,421

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		TREASURY STOCK				ACCUMULATED
	Number of shares	Par value	Number of shares	Par value	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	NON- CONTROLLING INTERESTS	TOTAL STOCKHOLDERS’ EQUITY

Balance as of December 31, 2024	79,781	$8	-	-	$11,423,099	$(9,518,045)	$27,852	$(3,793)	$1,929,121
Share based compensation	327	-	-	-	30,000	-	-	-	30,000
Issuance of common stock	920,000	92	-	-	22,788,876	-	-	-	22,788,968
Net loss	-	-	-	-	-	(698,949)	-	(13,970)	(712,919)
Foreign currency translation adjustment	-	-	-	-	-		(3,209)	10	(3,199)
Balance as of March 31, 2025	1,000,108	$100	-	$-	$34,241,975	$(10,216,994)	$24,643	$(17,753)	$24,031,971

	COMMON STOCK		TREASURY STOCK				ACCUMULATED
	Number of shares	Par value	Number of shares	Par value	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	NON- CONTROLLING INTERESTS	TOTAL STOCKHOLDERS’ EQUITY

Balance as of December 31, 2025	1,000,626	$100	-	$-	$34,271,975	$(11,797,836)	$(14,690)	$(33,448)	$22,426,101
Net loss	-	-	-	-	-	(327,619)	-	(13,287)	(340,906)
Foreign currency translation adjustment	-	-	-	-	-	-	(13,436)	(1)	(13,437)
Balance as of March 31, 2026	1,000,626	$100	-	$-	$34,271,975	$(12,125,455)	$(28,126)	$(46,736)	$22,071,758

*	Common stock and treasury stock have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 10, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the three months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(340,906)	$(712,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,472	12,569
Amortization of intangible assets	1,267	1,140
Amortization of finance lease assets	11,906	10,634
Amortization of operating right-of-use assets	45,361	37,316
Allowance for credit loss	417	8,280
Inventory write-off	2,099	6,777
Unrealized holding (gain) loss on marketable securities	(12,232)	1,096
Unrealized exchange gain	(307,324)	-
Changes in operating assets and liabilities:
Accounts receivables	7,765	4,366
Amount due from related parties	(343)	(2,194)
Inventories	749	2,898
Prepaid taxes	(1,942)	(3,990)
Prepayments and deposits	18,137	(581,028)
Other receivables	7	1,697
Accounts payable	6,480	(35,542)
Accounts payable – related parties	(947)	2,209
Customer deposits	(4,908)	(6,246)
Operating lease liabilities	(45,587)	(37,518)
Other payables and accrued liabilities	(122,454)	(163,808)
Other payable – related parties	346,213	389
Net cash used in operating activities	(394,770)	(1,453,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(649)
Advances for investment	-	(23,000,000)
Net cash used in investing activities	-	(23,000,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease liabilities	(6,350)	(5,342)
Proceeds from issuance of common stock	-	23,000,000
Advance from director	502,824	-
Net cash provided by financing activities	496,474	22,994,658

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(20,997)	(1,584)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,707	(1,461,449)

CASH AND CASH EQUIVALENTS, beginning of period	140,072	2,040,243

CASH AND CASH EQUIVALENTS, end of period	$220,779	$578,794

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$1,689	$3,990

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

The interim unaudited financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on April 13, 2026.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of March 31, 2026, its unaudited results of operations for the three months ended March 31, 2026 and 2025, and its unaudited cash flows for the three months ended March 31, 2026 and 2025, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company incurred a net loss of $340,906 and $712,919, and net cash used in operating activities of $394,770 and $1,453,874 for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had accumulated a deficit of $12,125,455 and $11,797,836.

As of March 31, 2026, the Company had current assets of $24,654,430 which comprised $24,123,725 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities on behalf of the Company. As of reporting date, the investment has yet to be identified and the financial return of the investment is uncertain.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three months ended March 31, 2026, Agape S.E.A., the only VIE of the Company has no significant operations.

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

Cash and cash equivalents

Cash and cash equivalents represent cash and cash in banks, time deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2026 and December 31, 2025, $8,549 and $8,082 allowance for credit loss were recorded.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended March 31, 2026 and 2025, there were no inventory write-down, however, there were inventory write-off amounted to $2,099 and $6,777 respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services or investment management company for future investment. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, investment, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There were no allowance for credit loss written-off during the three months ended March 31, 2026 and 2025. There were $510,782 and $510,310 allowance for credit loss recorded as of March 31, 2026 and December 31, 2025.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.

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

For the three months ended March 31, 2026 and 2025, the Company recognized $760 and $645, as forfeited coupon income, respectively.

The Company had contracts for the sales of health and wellness products amounting to $3,274 which it is expected to fulfill within 12 months from March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, revenues from products for the provision of complementary health therapies were $213,739 and $209,546 respectively.

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

For the three months ended March 31, 2026 and 2025, revenues from health and wellness services were $38,330 and $42,700 respectively.

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

For the three months ended March 31, 2026 and 2025, revenues from operation in green energy were $0 and $1,565 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended March 31,
	2026	2025

Energized Mineral Concentrate	10,855	18,048
LIVO 5	-	7,642
Soy Protein Isolate Powder	538	285
Mix Soy Protein Isolate Powder with Black Sesame	939	572
Others – Products for the provision of complementary health therapies	213,739	209,546
Skin care and healthcare products	9,257	8,679
Green Energy	-	1,565
Total revenues – products	235,328	246,337
Health and Wellness services	38,330	42,700
Total revenues – products and services	$273,658	$289,037

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers and purchase cost of products and services for the provision of complementary health therapies. Cost of revenue amounted to $114,249 and $132,751 for the three months ended March 31, 2026 and 2025, respectively.

Shipping and handling

Shipping and handling charges amounted to $1,014 and $1,044 for the three months ended March 31, 2026 and 2025, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were $0 and $19,963 advertising cost incurred for the three months ended March 31, 2026 and 2025. Advertising costs are expensed as incurred and included in selling expenses.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $4,920 and $7,945 for the three months ended March 31, 2026 and 2025, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $28,853 and $26,837 for the three months ended March 31, 2026 and 2025, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three months ended March 31, 2026 and 2025.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2026 and 2025, there were no dilutive shares.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	March 31, 2026	December 31, 2025

Period-end MYR : US$1 exchange rate	4.02	4.05
Period-end HKD : US$1 exchange rate	7.83	7.78
Period-end CNY : US$1 exchange rate	6.91	7.00

	For the three months ended March 31,
	2026	2025

Period-average MYR : US$1 exchange rate	3.95	4.42
Period-average HKD : US$1 exchange rate	7.82	7.78
Period-average CNY : US$1 exchange rate	6.90	7.26

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

Recently adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04 “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The clarification is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2024-04 has no material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. Early adoption is permitted. The adoption of ASU 2025-05 has no material impact on the Company’s consolidated financial statements.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”) (Continued)

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	March 31, 2026	December 31, 2025

Current assets:
Cash	$259	$257
Total current assets	$259	$257

Current liabilities:
Other payables and accrued liabilities	$1,941	$1,631
Total current liabilities	$1,941	$1,631

Net deficit	$(1,682)	$(1,374)

The summarized operating results of the VIE’s are as follows:

	For the three months ended March 31,
	2026	2025
Operating revenues	$-	$-
Gross profit	$-	$-
Loss from operations	$(304)	$(286)
Net loss	$(304)	$(286)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. CASH AND CASH EQUIVALENTS

As of March 31, 2026 and December 31, 2025 the Company has $220,779 and $140,072, respectively, of cash and cash equivalents, which consists of $218,913 and $140,072, respectively, of cash and cash in banks and $1,866 and $0, respectively, of time deposits placed with banks and it is pledge to a corporate credit card. The effective interest rate for the time deposits is 1.95% per annum for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, $69,412 and $297 of these balances were not covered by deposit insurance, respectively.

5. ACCOUNTS RECEIVABLE

	As of
	March 31, 2026	December 31, 2025

Accounts receivable	$12,915	$20,397
Less: Allowance for credit loss	(8,549)	(8,082)
Total accounts receivable	$4,366	$12,315

Movements of allowance for credit loss are as follows:

	As of
	March 31, 2026	December 31, 2025

Beginning balance	$8,082	$32,857
Addition	417	12,417
Write off	-	(39,186)
Exchange rate effect	50	1,994
Ending balance	$8,549	$8,082

6. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2026	December 31, 2025
Finished goods	$23,686	$26,297
Raw material	1,102	1,094
	24,788	27,391

For the three months ended March 31, 2026 and 2025, there were no inventory write-down, however, there were inventory write-off amounted to $2,099 and $6,777 respectively.

7. PREPAYMENTS AND DEPOSITS, NET

	As of
	March 31, 2026	December 31, 2025

Prepaid expenses	$545,113	$565,173
Deposit for investment (1)	24,123,725	23,816,398
Deposits to suppliers	209,762	206,298
	24,878,600	24,587,869
Less: Allowance for credit loss – Prepaid expenses	(510,782)	(510,310)
Total	$24,367,818	$24,077,559

(1)	The Company entered into an entrusted investment agreement with Bi Cheng Investment Management Limited (“Bi Cheng”) on March 11, 2025, whereby Bi Cheng is responsible to identify and manage suitable investment opportunities on behalf of the Company. The deposit is refundable upon mutual agreement between the Company and Bi Cheng. Upon such agreement, the refund is expected to be made within two months.

Pursuant to the agreement, the Company remitted a deposit of CNY166,752,302, equivalent to $23,000,000 to Bi Cheng to be applied toward the cost of future investment, upon successful identification and execution of such an opportunity. As of the reporting date, due to the appreciation of the CNY, the deposit is valued at $24,123,725, and no investment has been finalized; hence, the funds remain unallocated to a specific investee.

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

Movements of allowance for credit loss are as follows:

	As of
	March 31, 2026	December 31, 2025

Beginning balance	$510,310	$67,768
Addition	-	510,310
Write off	-	(71,051)
Exchange rate effect	472	3,283
Ending balance	$510,782	$510,310

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	March 31, 2026	December 31, 2025

Computer and office equipment	$102,026	$101,307
Furniture & fixtures	129,176	128,266
Motor vehicle	23,377	23,213
Leasehold improvements	210,422	208,938
Subtotal	465,001	461,724
Less: accumulated depreciation	(451,773)	(447,154)
Total	$13,228	$14,570

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $1,472 and $12,569, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	March 31, 2026	December 31, 2025

Computer software	$60,668	$60,241
Less: accumulated amortization	(52,374)	(50,770)
Total	$8,294	$9,471

Amortization expense for the three months ended March 31, 2026 and 2025 amounted to $1,267 and $1,140, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	March 31, 2026	December 31, 2025
Fair value of investment in marketable securities at the beginning of period / year	$22,679	$13,737
Unrealized holding gain	12,232	8,953
Exchange rate effect	(176)	(11)
Fair value of investment in marketable securities at the end of period / year	$34,735	$22,679

11. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

(iii)	On October 15, 2025, the Company disposed 5% of stock or 15,000,000 shares of common stock of Radiance Holdings Corp. at the consideration of $500.

	As of
Radiance Holdings Corp.	March 31, 2026	December 31, 2025
Cost of investment at the beginning of the period / year	$-	$1,500
Less: Disposal of investment	-	1,500
Cost of investment at the end of the period / year	-	-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. CUSTOMER DEPOSITS

	As of
	March 31, 2026	December 31, 2025

Customer deposits – non-refundable	$164,880	$168,299
Unexpired product coupons	99	304
Total	$164,979	$168,603

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

13. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	March 31, 2026	December 31, 2025

Professional fees	$230,903	$326,267
Promotion expenses	35,740	35,488
Payroll	23,129	22,397
Amounts held in eWallets	189,660	189,063
Tax penalty	30,000	30,000
Others	165,532	191,698
Total	$674,964	$794,913

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2026	December 31, 2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,696	$1,849
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	General expenses payment on behalf	-	494
Total			$2,696	$2,343

Accounts payable – related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2026	December 31, 2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$34,633	$37,642
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	475	998
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching, the director of DSY Wellness International Sdn Bhd is also a chairman of Institute of Complementary and Traditional Medicine.	Rental of diagnostic & medical equipment	12,689	9,882
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	139	-
Total			$47,936	$48,522

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties

			As of
Name of Related Party	Relationship	Nature	March 31, 2026	December 31, 2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$795	$256
Ms. Low Mui Chin	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd	Payment on behalf of company expenses	-	5
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Salary, Commission expense and borrowing from director	1,666,289	831,709
DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Office rental	3,732	-
Total			$1,670,816	$831,970

Related party transactions

Purchases

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2026	2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$85,605	$84,338
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	484	52
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	3,800	-
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	1,729	-
Total			$91,618	$84,390

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2026	2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,692	$1,456
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	1,131
Total			$1,692	$2,587

Commission

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2026	2025

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$163	$394
Total			$163	$394

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other income

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2026	2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Office rental income	$228	$204
Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also the director of Ando	Office rental income	-	226
Total			$228	$430

Other expenses

			For the three months ended March 31,
Name of Related Party	Relationship	Nature	2026	2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$16,907	$14,887
DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	30,397	-
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Selling and event related expenses	2,226	27,150
Total			$49,530	$42,037

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2026 and December 31, 2025, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

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

As of March 31, 2026 and December 31, 2025, there were 500,000,000 common stocks authorized; 1,000,626 shares issued and outstanding, respectively.

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of share to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of March 31, 2026 and December 31, 2025, there were 0 and 759 shares issued respectively.

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

As of
October 13, 2023
Risk-free interest rate	4.65%
Expected volatility	49%
Expected life (in years)	5 years
Expected dividend yield	0.00%
Fair value of warrants	$38,580

16. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	March 31, 2026	December 31, 2025
DSY Wellness:
Paid-in capital	$97	$97
Retained loss	(44,239)	(30,952)
Accumulated other comprehensive expense	(2,594)	(2,593)
Total	$(46,736)	$(33,448)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. INCOME TAXES EXPENSES

The United States and foreign components of loss before income taxes were comprised of the following:

	For the three months ended March 31,
	2026	2025
Tax jurisdictions from:
Local – United States	$(327,855)	$(474,245)
Foreign – Malaysia	(21,774)	(236,478)
Foreign – China	(1,213)	(124)
Foreign – Hong Kong	9,936	(2,072)
Loss before income tax	$(340,906)	$(712,919)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries that operate in various countries: United States, Malaysia (including Labuan), Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

Agape ATP Corporation was incorporated in the State of Nevada and is subject to the tax laws of the United States of America with a corporate tax rate of 21% on its taxable income. Agape ATP Corporation also subject to controlled foreign corporations Subpart F income (“Subpart F”) tax, which is a tax primarily on passive income from controlled foreign corporations with a tax rate of 21%. In addition, the Tax Cuts and Jobs Act imposed a global intangible low-taxed income (“GILTI”) tax, which is a tax on certain off-shore earnings at an effective rate of 10.5% for tax years (50% deduction of the current enacted tax rate of 21%) with a partial offset for 80% foreign tax credits. If the foreign tax rate is 13.125% or higher, there will be no U.S. corporate tax after the 80% foreign tax credits are applied. The Company’s net operating loss carryforwards may be used to offset future taxable income; however, under current U.S. federal tax law, utilization is limited to 80% of taxable income in any given year.

For the three months ended March 31, 2026 and 2025, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of March 31, 2026 and December 31, 2025, the operations in the United States of America incurred approximately $5,631,000 and $5,303,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of March 31, 2026 and December 31, 2025 were approximately $946,000 and $1,120,000, respectively.

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

Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd, Cedar ATPC Sdn Bhd, DSY Wellness International Sdn Bhd, ATPC Green Energy Sdn Bhd, OIE ATPC Exim (M) Sdn Bhd are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, the tax rate of companies with more than 20% of its paid-up share capital being owned directly or indirectly by a foreign company is 24% for three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the operations in Malaysia incurred approximately $4,744,000 and $4,566,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $871,000, $973,000, $1,386,000, $651,000, $700,000 and $163,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033, 2034, 2035 and 2036, respectively, if unutilized. The deferred tax valuation allowance as of March 31, 2026 and December 31, 2025 were approximately $1,110,000 and $1,066,000, respectively.

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carry forwards in U.S.	$946,038	$1,120,114
Net operating loss carry forwards in Malaysia	1,116,035	1,066,511
Deferred tax liabilities from temporary difference for property and equipment in Malaysia	(6,217)	(5,949)
Unabsorbed capital allowance carry forward in Malaysia	474	5,723
Less: valuation allowance	(2,056,330)	(2,186,399)
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three months ended March 31, 2026 and 2025.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended March 31, 2026, and 2025, no customer accounted for 10% or more of the Company’s total revenues.

As of March 31, 2026, one customer accounted for approximately 10.5% of the Company’s balance of accounts receivable. As of December 31, 2025, no customer accounted for 10.0% or more of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended March 31, 2026, one vendor accounted for approximately 76.8% of the Company’s total purchases. For the three months ended March 31, 2025, two vendors accounted for approximately 68.5% and 17.7% of the Company’s total purchases.

As of March 31, 2026, two vendors accounted for approximately 64.9% and 23.8% of the Company’s total balance of accounts payable, respectively. As of December 31, 2025, two vendors accounted for approximately 63.3% and 27.1% of the Company’s total balance of accounts payable, respectively.

CTA Nutriceuticals (Asia) Sdn Bhd, a related company, accounted for approximately 23.8% and 27.1% of the Company’s total balance of accounts payable as of March 31, 2026 and December 31, 2025, respectively.

(c) Commission Expenses to Sales Distributors and Stockists

Three sales distributor accounted for 19.4%, 14.7% and 10.9% of the Company’s commission expense for the three months ended March 31, 2026. One sales distributor accounted for 14.7% of the Company’s commission expense for the three months ended March 31, 2025.

(d) Credit risk

As of March 31, 2026, the Company has entrusted Bi Cheng Investment Limited (“Bi Cheng”), a company incorporated and based in the People’s Republic of China (“PRC”) to manage a significant portion of its liquid assets, totaling approximately $24,132,722 (approximately 97.9% of total assets). These funds are maintained in accounts controlled by Bi Cheng in the PRC.

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

No allowance for credit loss was recorded as of March 31, 2026, as management believes that the risk of loss is not probable based on current information. However, the Company continues to monitor developments and may revise its assessment should conditions materially change.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2026, and December 31, 2025, $209,162 and $136,200 were deposited with financial institutions, and $66,472 and $297 of these balances were not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Financial instruments that are potentially subject to credit risk consist of accounts receivable, cash, prepayments and deposits and amount due from related parties. The Company believes the concentration of credit risk in its account receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for credit loss based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has experienced certain bad debts relating to accounts receivable. Delinquent accounts receivable are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The Company maintains its cash with financial institutions and, as such, believes the credit risk associated with cash deposits is minimal. Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services or investment management company for future investment. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, investment or refundable, the Company will recognize an allowance for credit loss for such advances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance for credit loss is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit losses after management has determined that the likelihood of collection is not probable. The amount due from related parties represents payment made by the Company on behalf of related parties, the management considers the credit risk to be low due to the related parties made repayments within reasonable timeframe.

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

Components of leases	As of March 31, 2026	As of December 31, 2025

Operating lease cost	$58,492	$172,213

Amortization of finance lease asset	$11,906	$44,150
Interest on finance lease liabilities	$2,119	$8,718

Weighted average remaining lease term (years)
Operating lease	0.65	0.75
Finance lease	3.09	3.34

Weighted average discount rate
Operating lease	5.30%	5.37%
Finance lease	6.84%	6.81%

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending March 31,	Operating lease liabilities	Finance lease liabilities

2027	$53,404	$33,272
2028	6,170	33,272
2029	-	66,742
Thereafter	-	5,563
Total lease payments	59,574	138,949
Less: interest	(1,081)	(16,940)
Present value of lease liabilities	$58,493	$121,909

The Company also leases one office and operation center, one apartment and one shophouse with an expiring term of twelve months or less, which were classified as operating leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of March 31, 2026, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $26,692.

Short term lease cost for the three months ended March 31, 2026 and 2025 was $32,829 and $22,127, respectively.

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

The table below presents details of our reporting segments:

	For the three months ended March 31, 2026
	Skin care, Health and Wellness	Green Energy	Unallocated	Total

Revenues	$273,658	$-	$-	$273,658

Operating loss	$(197,881)	$(363)	$(142,662)	$(340,906)

Total assets	$435,478	$72,868	$24,400,936	$24,909,282

	For the three months ended March 31, 2025
	Skin care, Health and Wellness	Green Energy	Unallocated	Total

Revenues	$287,472	$1,565	$-	$289,037

Operating loss	$(234,589)	$(442)	$(477,888)	$(712,919)

Total assets	$698,882	$88,192	$24,397,655	$25,184,729

The “Unallocated” category comprises corporate headquarter operations and dormant subsidiaries.

22. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this unaudited condensed consolidated financial statements, and did not identify any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 13, 2026, for the year ended December 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended March 31, 2026 and 2025

Revenue

We generated revenue of $273,658, which comprised revenue from the Company’s network marketing business of $12,332 (approximately 4.5% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $252,069 (approximately 92.1% of revenue); $9,257 from skin care and healthcare products (approximately 3.4% of revenue) and $0 from the operation in green energy (approximately 0% of revenue) for the three months ended March 31, 2026 as compared to $289,037, which comprised revenue from the Company’s network marketing business of $26,547 (approximately 9.2% of revenue); and revenue from the Company’s operations in the provision of complementary health therapies of $252,246 (approximately 87.3% of revenue); $8,679 from skin care and healthcare products (approximately 3.0% of revenue) and $1,565 from the operation in green energy (approximately 0.5% of revenue) for the three months ended March 31, 2025. Revenue from the Company’s network marketing business decreased by $14,215 or approximately 53.5%. Revenue from the Company’s operations in the provision of complementary health therapies decreased by $177 or approximately 0.01%. Revenue from the Company’s operations in wellness and wellbeing lifestyle increased by $578 or approximately 6.7% and the revenue from the operation in green energy decreased by $1,565 or approximately 100% to $0. Total revenue decreased by $15,379 or approximately 5.3%.

The decrease in revenue from the Company’s network marketing business was due to a strategic shift in focus toward other revenue streams aim at restoring growth and diversifying income sources.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026 amounted to $114,249 as compared to $132,751 for the three months ended March 31, 2025, represented a decrease of $18,502 or approximately 13.9%. The decrease was due to the decrease in revenue from the Company’s network marketing business and the varying gross profit margins in the Company’s operations in the provision of complementary health therapies.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended March 31, 2026 amounted to $159,409, represented a gross margin of 58.3% as compared to $156,286 for the three months ended March 31, 2025, equivalent to a gross margin of 54.1%. The increase in gross margin was due to the varying type of health therapies offered, gross margin associated with the provision of complementary health therapies.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses.

Selling expenses

Selling expenses for the three months ended March 31, 2026 amounted to $37,149 as compared to $63,052 for the three months ended March 31, 2025, represented a decrease of $25,903 or approximately 41.1%, mainly due to the decrease in advertisement cost. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $4,920 and $7,945 for the three months ended March 31, 2026 and 2025, respectively. The decrease in commission expenses was in line with the decrease in revenue in the Company’s network marketing business.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended March 31, 2026 amounted to $794,712, as compared to $805,693 for the three months ended March 31, 2025, represented a decrease of $10,981 or approximately 1.4%. The decrease in G&A expenses was mainly due to the decrease in company event and activities. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses.

Other Income, Net

For the three months ended March 31, 2026, we recorded an amount of $336,466 as net other income, as compared to $7,485 for the three months ended March 31, 2025, represented a significant increase of $408,492 or approximately 5,457.5%.

The net other income of $336,466 recorded during the three months ended March 31, 2026 comprised of other income of $1,776, unrealized holding gain on marketable securities of $12,232 and foreign currency exchange gain of $322,459.

The net other income of $7,485 recorded during the three months ended March 31, 2025 comprised of other income of $5,615, interest income of $3,263, unrealized holding loss on marketable securities of $1,096 and foreign currency exchange loss of $297.

Net Loss

Net loss decreased by $451,524 from net loss of $712,919 for the three months ended March 31, 2025 to net loss of $340,906 for the three months ended March 31, 2026, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of March 31, 2026, the Company had working capital of $21,918,986 consisting of cash and cash in bank of $207,296 and time deposits of $1,866 as compared to working capital of $22,236,994 consisted of cash and cash in bank of $140,072 and time deposits of $0 as of December 31, 2025. The Company had a net loss of $340,906 for the three months ended March 31, 2026 and accumulated deficits of $12,125,455 as of March 31, 2026 as compared to net loss of $2,307,607 for the year ended December 31, 2025 and accumulated deficits of $11,797,836 as of December 31, 2025.

The following summarizes the key components of our cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025

Net cash used in operating activities	$(394,770)	$(1,453,874)
Net cash used in investing activities	-	(23,000,649)
Net cash provided by financing activities	496,474	22,994,658
Effect of exchange rate on cash and cash equivalents	(20,997)	(1,584)
Net change in cash and cash equivalents	$80,707	$(1,461,449)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $394,770, and were mainly comprised of the net loss of $340,906, unrealized holding gain on marketable securities of $12,232, unrealized exchange gain of 307,324, increase in other receivables from related parties of $343, increase in prepaid taxes of $1,942, the decrease in customer deposits of $4,908, the payment of operating lease liabilities of $45,587. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $2,739, amortization of finance assets of $11,906, amortization of operating right-of-use assets of $45,361, allowance for credit loss of $417, inventory write off of $2,099, the decrease in accounts receivables of $7,765, the decrease in inventories of $749, decrease in prepayments and deposits of $18,137, the decrease in other receivable of $7, increase in accounts payables (including related parties) of $5,533, the increase in other payables (including related parties) and accrued liabilities of $223,759.

Net cash used in operating activities for the three months ended March 31, 2025 was $1,453,874, and were mainly comprised of the net loss of $712,919, increase in other receivables from related parties of $2,194, increase in prepaid taxes of $3,990, increase in prepayments and deposits of $581,028, decrease in accounts payables (including related parties) of $33,333, the decrease in customer deposits of $6,246, the payment of operating lease liabilities of $37,518, the decrease in other payables (including related parties) and accrued liabilities of $163,419. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $13,709, amortization of finance assets of $10,634, amortization of operating right-of-use assets of $37,316, allowance for credit loss of $8,280, inventory write off of $6,777, unrealized holding loss on marketable securities of $1,096, the decrease in accounts receivables of $4,366, the decrease in inventories of $2,898, and the decrease in other receivable of $1,697.

Investing activities

There was no net cash used in or generated from investing activities for the three months ended March 31, 2026, as the Company did not undertake any investing activities during the period.

Net cash used in investing activities for the three months ended March 31, 2025 was $23,000,649, which was mainly from advances for investment.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $496,474, which was mainly from an advance from director.

Net cash provided by financing activities for the three months ended March 31, 2025 was $22,994,658, which was mainly from the proceeds from issuance of shares of common stock.

Credit Facilities

As of March 31, 2026, we have $1,866 of time deposits placed with bank and it is pledge to a corporate credit card.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended March 31, 2026 and 2025, there were no inventory write-down; and $2,099 and $6,777 inventory write-off respectively.

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

As of March 31, 2026 and December 31, 2025, the carrying amounts of operating right-of-use assets amounted to $58,270 and $102,101, and property, plant and equipment amounted to $13,228 and $14,570. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of March 31, 2026 and December 31, 2025.

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

Allowance for credit loss

The Company estimates and records an allowance for credit loss related to its accounts receivable. Credit losses are determined by Current Estimate of Expected Credit Losses model in accordance with Topic 326 – Financial Instruments – Credit Losses. For accounts receivable, the Company considers the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. As of March 31, 2026 and December 31, 2025, the Company recognize an allowance for credit loss of $8,549 and $8,082, respectively.

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

Accounting Standards Adopted in 2026

In November 2024, the FASB issued ASU 2024-04 “Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The clarification is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2024-04 has no material impact on the Company consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. This ASU provides a practical expedient that allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods. Early adoption is permitted. The adoption of ASU2024-05 has no material impact on the Company’s consolidated financial statements.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of March 31, 2026, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended March 31, 2026 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408 of Regulation S-K, during the fiscal quarter ended March 31, 2026.

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

Date: May 15, 2026
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: May 15, 2026
	By:	/s/ LEE Kam-fan, Andrew
	Title:	Chief Financial Officer

