Form 10-Q
period 2026-06-30
Agape ATP Corp
filed 2026-08-14
CIK 1713210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2026
Common Stock, $0.0001 par value	1,000,626

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Included $256 and $257 in the consolidated VIE that can be used only to settle obligations of the consolidated VIE as of June 30, 2026 and December 31, 2025, respectively.)	$45,480	$89,651
Accounts receivable, net	-	4,023
Other receivable	30	30
Amount due from related parties	1,780	1,849
Inventories	21,678	26,148
Prepaid taxes	7,827	7,288
Prepayments and deposits	24,757,770	24,072,753
Current assets of discontinued operations	-	89,766
Total Current Assets	24,834,565	24,291,508

NON-CURRENT ASSETS
Property and equipment, net	4,071	5,140
Intangible assets, net	-	1
Finance lease assets	79,199	92,840
Operating right-of-use assets	15,108	102,101
Investment in marketable securities	19,349	22,679
Deferred offering costs	73,128	-
Non-current assets of discontinued operations	-	77,009
Total Non-Current Assets	190,855	299,770

TOTAL ASSETS	$25,025,420	$24,591,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Customer deposits	142,308	155,696
Operating lease liabilities, current	13,839	93,781
Other payables and accrued liabilities ($2,213 and $1,631 are included in the consolidated VIE that are without recourse to the credit of Agape ATP Corporation as of June 30, 2026 and December 31, 2025, respectively.)	710,797	768,785
Other payable – related parties	2,056,521	831,714
Finance lease liabilities, current	14,725	14,479
Income tax payable	1,127	1,132
Current liabilities of discontinued operations	-	188,927
Total Current Liabilities	2,939,317	2,054,514

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current	1,317	8,761
Finance lease liabilities, non-current	32,800	40,434
Non-current liabilities of discontinued operations	-	61,468
Total Non-Current Liabilities	34,117	110,663

TOTAL LIABILITIES	$2,973,434	$2,165,177

COMMITMENTS AND CONTINGENCIES (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, par value $0.0001; 30,000,000,000 and 500,000,000 shares authorized, 1,000,626 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.*	100	100
Additional paid in capital	34,271,975	34,271,975
Accumulated deficit	(11,972,452)	(11,797,836)
Accumulated other comprehensive loss	(247,637)	(14,690)
TOTAL AGAPE ATP CORPORATION STOCKHOLDERS’ EQUITY	22,051,986	22,459,549

NON-CONTROLLING INTERESTS	-	(33,448)

TOTAL EQUITY	22,051,986	22,426,101

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	25,025,420	24,591,278

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE	$13,693	$207,029	$35,281	$243,820

COST OF REVENUE	(1,923)	(141,661)	(7,218)	(156,670)

GROSS PROFIT	11,770	65,368	28,063	87,150

SELLING	(30,315)	(59,863)	(65,087)	(120,399)
COMMISSION	(3,397)	(16,019)	(7,845)	(23,964)
GENERAL AND ADMINISTRATIVE	(529,033)	(611,020)	(1,150,240)	(1,249,800)
TOTAL OPERATING EXPENSES	(562,745)	(686,902)	(1,223,172)	(1,394,163)

LOSS FROM OPERATIONS	(550,975)	(621,534)	(1,195,109)	(1,307,013)

OTHER INCOME (EXPENSES)
Other income, net	3,113	6,381	4,869	11,996
Interest income	-	153	-	3,416
Unrealized holding (loss) gain on marketable securities	(15,387)	7,748	(3,155)	6,652
Exchange gain (loss), net	645,027	(573)	967,485	(870)
Gain on disposal of assets	1,813	-	1,813	-
TOTAL OTHER INCOME, NET	634,566	13,709	971,012	21,194

INCOME (LOSS) BEFORE INCOME TAXES	83,591	(607,825)	(224,097)	(1,285,819)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	83,591	(607,825)	(224,097)	(1,285,819)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(8,914)	(15,421)	(42,132)	(50,346)
INCOME FROM DISPOSAL OF DISCONTINUED OPERATIONS	74,760	-	74,760	-

NET INCOME (LOSS)	149,437	(623,246)	(191,469)	(1,336,165)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(218,954)	(2,177)	(232,391)	(5,377)

TOTAL COMPREHENSIVE LOSS	(69,517)	(625,423)	(423,860)	(1,341,542)

NET INCOME (LOSS) ATTRIBUTABLE TO AGAPE ATP CORPORATION	153,003	(617,078)	(174,616)	(1,316,027)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(3,566)	(6,168)	(16,853)	(20,138)
NET INCOME (LOSS)	$149,437	$(623,246)	$(191,469)	$(1,336,165)

COMPREHENSIVE LOSS ATTRIBUTABLE TO AGAPE ATP CORPORATION	(66,508)	(618,472)	(407,563)	(1,320,631)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(3,009)	(6,951)	(16,297)	(20,911)
NET COMPREHENSIVE LOSS	$(69,517)	$(625,423)	$(423,860)	$(1,341,542)

EARNINGS (LOSS) PER SHARE*

Basic and diluted – continuing operations	$0.09	$(0.60)	$(0.19)	$(2.08)
Basic and diluted – discontinued operations	$0.06	$(0.02)	$0.02	$(0.12)
Net earnings (loss) per share	$0.15	$(0.62)	$(0.17)	$(2.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*
Basic and diluted	1,000,626	1,000,108	1,000,626	598,496

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK*		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2024	79,781	$8	-	$-	$11,423,099	$(9,518,045)	$27,852	$(3,793)	$1,929,121
Share based compensation	327	-	-	-	30,000	-	-	-	30,000
Issuance of common stock	920,000	92	-	-	22,788,876	-	-	-	22,788,968
Net loss from continuing operations	-	-	-	-	-	(677,994)	-	-	(677,994)
Net loss from discontinued operations	-	-	-	-	-	(20,955)	-	(13,970)	(34,925)
Foreign currency translation adjustment	-	-	-	-	-	-	(3,209)	10	(3,199)
Balance as of March 31, 2025	1,000,108	$100	-	$-	$34,241,975	$(10,216,994)	$24,643	$(17,753)	$24,031,971

Net loss from continuing operations	-	-	-	-	-	(607,825)	-	-	(607,825)
Net loss from discontinued operations	-	-	-	-	-	(9,253)	-	(6,168)	(15,421)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,394)	(783)	(2,177)
Balance as of June 30, 2025	1,000,108	$100	-	$-	$34,241,975	$(10,834,072)	$23,249	$(24,704)	$23,406,548

	COMMON STOCK*		TREASURY STOCK		ADDITIONAL		ACCUMULATED OTHER	NON-	TOTAL
	Number of shares	Par value	Number of shares	Par value	PAID IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSS	CONTROLLING INTERESTS	STOCKHOLDERS’ EQUITY

Balance as of December 31, 2025	1,000,626	$100	-	$-	$34,271,975	$(11,797,836)	$(14,690)	$(33,448)	$22,426,101
Net loss from continuing operations	-	-	-	-	-	(307,688)	-	-	(307,688)
Net loss from discontinued operations	-	-	-	-	-	(19,931)	-	(13,287)	(33,218)
Foreign currency translation adjustment	-	-	-	-	-	-	(13,436)	(1)	(13,437)
Balance as of March 31, 2026	1,000,626	$100	-	$-	$34,271,975	$(12,125,455)	$(28,126)	$(46,736)	$22,071,758
Net income from continuing operations	-	-	-	-	-	83,591	-	-	83,591
Income from disposal of discontinued operations	-	-	-	-	-	74,760	-	-	74,760
Net loss from discontinued operations	-	-	-	-	-	(5,348)	-	(3,566)	(8,914)
Foreign currency translation adjustment	-	-	-	-	-	-	(219,511)	557	(218,954)
Elimination of NCI upon disposal of subsidiary	-	-	-	-	-	-	-	49,745	49,745
Balance as of June 30, 2026	1,000,626	$100	-	$-	$34,271,975	$(11,972,452)	$(247,637)	$-	$22,051,986

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGAPE ATP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”)

	For the six months ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,469)	$(1,336,165)
Income from disposal of discontinued operations	74,760	-
Net loss from discontinued operations	(42,132)	(50,346)
Net loss from continuing operations	(224,097)	(1,285,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,069	14,883
Amortization of intangible assets	1	17
Amortization of finance lease assets	13,518	12,360
Amortization of operating right-of-use assets	79,858	76,465
Unrealized holding (gain) loss on marketable securities	3,155	(6,652)
Unrealized exchange gain	(976,604)	-
Inventory write-off	2,087	6,897
Changes in operating assets and liabilities:
Accounts receivables	4,752	31,462
Amount due from related parties	61	1,626
Inventories	2,364	5,034
Prepaid taxes	(587)	-
Prepayments and deposits	29,437	(631,794)
Other receivables	30	2,517
Accounts payable	(30)	(43,608)
Accounts payable – related parties	-	1,612
Customer deposits	(14,938)	(6,533)
Operating lease liabilities	(80,258)	(76,876)
Other payables and accrued liabilities	44,562	(131,097)
Other payables – related parties	2,518	5,250
Amount due to directors	648,651	101,292
Net cash used in operating activities from continuing operations	(464,451)	(1,922,964)
Net cash used in operating activities from discontinued operations	(40,637)	(25,368)
Net cash used in operating activities	(505,088)	(1,948,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from disposal of subsidiary	144	-
Advances for investment	-	(23,000,000)
Net cash provided by (used in) investing activities from continuing operations	144	(23,000,000)
Net cash used in investing activities from discontinued operations	-	(660)
Net cash provided by (used in) investing activities	144	(23,000,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	23,000,000
Payment of finance lease liabilities	(7,299)	(6,392)
Advance from director	499,893	126,633
Deferred offering costs	(73,128)	-
Net cash provided by financing activities from continuing operations	419,466	23,120,241
Net cash used in financing activities from discontinued operations	(5,421)	(4,563)
Net cash provided by financing activities	414,045	23,115,678

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	1,515	9,044

DECREASE IN CASH AND CASH EQUIVALENTS	(89,384)	(1,824,270)

Cash and cash equivalents from continuing operations, beginning of period	89,651	1,992,761
Cash and cash equivalents from discontinued operations, beginning of period	50,421	47,482
CASH AND CASH EQUIVALENTS, beginning of period	140,072	2,040,243

Cash and cash equivalents from continuing operations, end of period	45,480	197,041
Cash and cash equivalents from discontinued operations, end of period	5,208	18,932
CASH AND CASH EQUIVALENTS, end of period	$50,688	$215,973
Income taxes paid from continuing operations	$335	$-
Income taxes paid from discontinued operations	3,777	8,122

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

On November 11, 2021, AATP LB formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which AATP LB owns 60% of the equity interest, to pursue the business of providing complementary health therapies. On June 11, 2026, AATP LB disposed its 60% equity interest in DSY Wellness to the same independent third party pursuant to the board resolution.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND (Continued)

Details of the Company’s subsidiaries and VIE:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital	Principal activities	Proportional of ownership interest and voting power held

1.	Agape ATP Corporation	Labuan, March 6, 2017	100 shares of ordinary share of US$1 each	Investment holding	100%

2.	Agape ATP International Holding Limited	Hong Kong, June 1, 2017	1,000,000 shares of ordinary share of HK$1 each	Wholesale of health and wellness products; and health solution advisory services	100%

3.	Agape Superior Living Sdn. Bhd.	Malaysia, August 8, 2003	9,590,598 shares of ordinary share of RM1 each	Health and wellness products and health solution advisory services via network marketing	99.99%

4.	Agape S.E.A. Sdn. Bhd.	Malaysia, March 4, 2004	2 shares of ordinary share of RM1 each	VIE of Agape Superior Living Sdn. Bhd.	VIE

5.	Cedar ATPC Sdn. Bhd. (formerly known as Wellness ATP International Holdings Sdn. Bhd.)	Malaysia, September 11, 2020	1,000,000 shares of ordinary share of RM0.01 each	The promotion of wellness and wellbeing lifestyle of the community by providing services that includes online editorials, programs, events and campaigns	100%

6.	ATPC Green Energy Sdn. Bhd. (Formerly known as OIE ATPC Holdings (M) Sdn. Bhd.)	Malaysia, March 14, 2024	1,000,000 shares of ordinary share of RM0.01 each	Renewable energy	100%

7.	OIE ATPC Exim (M) Sdn. Bhd.	Malaysia, March 14, 2024	1,000 shares of ordinary share of RM1 each	Renewable energy	100%

8.	ATPC Technology Private Limited	China, December 25, 2024	50,000 shares of ordinary share of CNY1 each	Digital wellness platform	100%

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

The interim unaudited financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U. S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on April 13, 2026.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2026, its unaudited results of operations for the three and six months ended June 30, 2026, and its unaudited cash flows for the six months ended June 30, 2026, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

As disclosed in the Company’s unaudited condensed consolidated financial statements, the Company incurred a net loss of $191,469 and $1,336,165, and net cash used in operating activities of $505,088 and $1,948,332 for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company had accumulated a deficit of $11,972,452 and $11,797,836.

The Company had current assets of $24,834,565 which comprised $24,531,431 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities on behalf of the Company. As of reporting date, the investment has yet to be identified and the financial return of the investment is uncertain.

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

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. As of and for the three months ended June 30, 2026, Agape S.E.A., the only VIE of the Company has no significant operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on credit term. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit loss is recorded in the period when a loss is probable based on an assessment of collectivity by reviewing accounts receivable on a collective basis where similar characteristics exist, primarily base on similar business line, service or product offerings and on an individual basis when the Company identifies specific customers with known disputes or collectivity issues. In determining the amount of the allowance for credit loss, the Company considers historical collectivity based on past due status, the age of the accounts receivable balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2026 and December 31, 2025, no allowance for credit loss were recorded.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value using the first-in first-out method. Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the three months ended June 30, 2026 and 2025, the Company did not recognize any inventory write-downs nor write-off. For the six months ended June 30, 2026 and 2025, there were no inventory write-down, however, there were inventory write-off amounted to $2,087 and $6,897, respectively.

Prepaid taxes

Prepaid taxes include prepaid income taxes that will either be refunded or utilized to offset future income tax.

Prepayments and deposits, net

Prepayments and deposits are mainly cash deposited or advanced to suppliers for future inventory purchases or service providers for future services. This amount is refundable and bears no interest. For any prepayments and deposits determined by management that such advances will not be in receipts of inventories, services, or refundable, the Company will recognize an allowance account to reserve such balances. Management reviews its prepayments and deposits on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for credit loss after management has determined that the likelihood of collection is not probable. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary. There were no allowance for credit loss written-off during the three and six months ended June 30, 2026 and 2025. There were $509,994 and $510,310 allowance for credit loss recorded as of June 30, 2026 and December 31, 2025.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment, and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.

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

Sales of Skin Care and Health products

- Performance obligations satisfied at a point in time

The Company derives its revenues from sales contracts with its customers with revenues being recognized when control of the skin care and health products are transferred to its customer at the Company’s office or shipment of the goods. The revenue is recorded net of estimated discounts and return allowances. Products are given 60 days for returns or exchanges from the date of purchase. Historically, there were insignificant sales returns.

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

For the three months ended June 30, 2026 and 2025, revenues from products for the skin care and health products were $13,693 and $71,595 respectively. For the six months ended June 30, 2026 and 2025, revenues from products for the skin care and health products were $35,281 and $106,821 respectively.

For the three months ended June 30, 2026 and 2025, the Company recognized $751 and $3,948, as forfeited coupon income, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $1,511 and $4,593, as forfeited coupon income, respectively.

The Company had contracts for the sales of health products amounting to $1,928 which it is expected to fulfill within 12 months from June 30, 2026.

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

For the three months ended June 30, 2026 and 2025, revenues from products for the provision of complementary health therapies were $15,844 and $218,651 respectively. For the six months ended June 30, 2026 and 2025, revenues from products for the provision of complementary health therapies were $54,174 and $428,197 respectively.

For the three months ended June 30, 2026 and 2025, revenues from health and wellness services were $79,561and $39,819 respectively. For the six months ended June 30, 2026 and 2025, revenues from health and wellness services were $293,300 and $82,519 respectively.

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

For the three months ended June 30, 2026 and 2025, revenues from operation in green energy were $0 and $135,434 respectively. For the six months ended June 30, 2026 and 2025, revenues from operation in green energy were $0 and $136,999 respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregated information of revenues by products are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Energized Mineral Concentrate	$7,996	$13,773	$18,850	$31,821
LIVO 5	-	-	-	7,642
Soy Protein Isolate Powder	-	976	538	1,261
Mix Soy Protein Isolate Powder with Black Sesame	-	1,400	939	1,972
Skin care and healthcare products	5,697	55,446	14,954	64,125
Green Energy	-	135,434	-	136,999
Total revenues - products	13,693	207,029	35,281	243,820
Discontinued operations – Others – Products for the provision of complementary health therapies	15,844	218,651	54,174	428,197
Discontinued operations - Health and Wellness services	79,561	39,819	293,300	82,519
Total revenues - products and services	$109,098	$465,499	$382,755	$754,536

Cost of revenue

Cost of revenue comprised freight-in, the purchase cost of manufactured goods for sale to customers. For the three and six months ended June 30, 2026, cost of revenue were $1,923 and $7,218, respectively. For the three and six months ended June 30, 2025, cost of revenue were $141,661 and $156,670, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commission expenses

As with all companies in the network marketing industry, the Company’s sales channel is external to the Company. The Company’s “external sales force” is stratified into two levels based on priority recruitment. First, there are sales distributors. Second, all members recruited by a sales distributor, directly or indirectly, are referred to as “sales network members”. The Company pays commission to every sales distributor based on purchases made by its sales network members which includes the independent direct sales members. Top performing distributors with their own physical stores may also become stockists of the Company, whereby they enjoy benefits such as maintaining a certain amount of the Company’s inventory on their store premises. The stockists shall account to the Company for all products sales from their store premises as monitored through the Company’s centralized stock tracking system. The Company pays a separate commission to stockists based on revenue generated from the stockists’ physical stores. Commission expenses amounted to $3,397 and $16,019 for the three months ended June 30, 2026 and 2025, respectively. Commission expenses amounted to $7,845 and $23,964 for the six months ended June 30, 2026 and 2025, respectively.

Selling expenses

The Company’s selling expenses typically comprise salaries and benefits expenses, credit card processing fees, shipping and handling fees, advertisement costs and promotional expenses. Selling expenses amounted to $30,315 and $59,863 for the three months ended June 30, 2026 and 2025, respectively. Selling expenses amounted to $65,087 and $120,399 for the six months ended June 30, 2026 and 2025, respectively.

Shipping and handling

Shipping and handling charges amounted to $16 and $49 for the three months ended June 30, 2026 and 2025, respectively. Shipping and handling charges amounted to $211 and $495 for the six months ended June 30, 2026 and 2025, respectively. Shipping and handling charges are expensed as incurred and included in selling expenses.

Advertising costs

There were no advertising costs for the three and six months ended June 30, 2026. Advertising costs amounted to $8,551 and $28,215 for the three and six months ended June 30, 2025. Advertising costs are expensed as incurred and included in selling expenses.

General and administrative expenses (“G&A expenses”)

The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and allowance for credit loss. G&A expenses amounted to $529,033 and $611,020 for the three months ended June 30, 2026 and 2025, respectively. G&A expenses amounted to $1,150,240 and $1,249,800 for the six months ended June 30, 2026 and 2025, respectively.

Defined contribution plan

The full-time employees of the Company are entitled to the government mandated defined contribution plan. The Company is required to accrue and pay for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant government regulations, and make cash contributions to the government mandated defined contribution plan. Total expenses for the plans were $9,030 and $8,423 for the three months ended June 30, 2026 and 2025, respectively. Total expenses for the plans were $18,931 and $17,533 for the six months ended June 30, 2026 and 2025, respectively.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No penalties and interest incurred related to underpayment of income taxes for the three and six months ended June 30, 2026 and 2025.

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

Non-controlling interest

Non-controlling interest consists of 40% of the equity interests of DSY Wellness held by an individual. Following the disposal of DSY Wellness on June 11, 2026, the related non-controlling interest was derecognized upon deconsolidation. As of June 30, 2026, non-controlling interest consists solely of approximately 0.01% (3 ordinary shares out of 9,590,599 shares) of the equity interests of ASL held by three individuals.

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average ordinary share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2026 and 2025, there were no dilutive shares.

The following table presents a reconciliation of basic and diluted loss per share for the six and three months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income (loss) from continuing operations attributable to Agape ATP Corporation	$83,591	$(607,825)	$(224,097)	$(1,285,819)

Net income (loss) from discontinued operations attributable to Agape ATP Corporation	$65,846	$(15,421)	$32,628	$(50,346)

Net income (loss) attributable Agape ATP Corporation	$149,437	$(623,246)	$(191,469)	$(1,336,165)

Weighted average number of shares outstanding - Basic and diluted *	1,000,626	1,000,108	1,000,626	598,496

Net income (loss) from continuing operations per share - basic and diluted	$0.09	$(0.60)	$(0.19)	$(2.08)

Net income (loss) from discontinued operations per share - basic and diluted	$0.06	$(0.02)	$0.02	$(0.12)

Net income (loss) per share - basic and diluted	$0.15	$(0.62)	$(0.17)	$(2.20)

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

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

Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of
	June 30, 2026	December 31, 2025
Period-end MYR : US$1 exchange rate	4.07	4.05
Period-end HKD : US$1 exchange rate	7.84	7.78
Period-end CNY : US$1 exchange rate	6.80	7.00

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Period-average MYR : US$1 exchange rate	3.99	4.27	3.97	4.34
Period-average HKD : US$1 exchange rate	7.84	7.82	7.83	7.80
Period-average CNY : US$1 exchange rate	6.80	7.22	6.85	7.24

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

In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)”. This ASU creates ASC Topic 818 to establish a comprehensive framework for accounting and reporting related to environmental credits (such as emissions allowances, renewable energy certificates, and carbon offsets) and environmental credit obligations (ECO). Under ASC Topic 818, environmental credits are recognized as assets at cost based on their intended use, while costs for non-qualifying or voluntary credits are expensed as incurred. ECO liabilities are recognized when probable and measured on a gross basis using the carrying amount of credits held for the funded portion and fair value (or expected settlement cost) for the unfunded portion. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. VARIABLE INTEREST ENTITY (“VIE”)

SEA is a trading company incorporated on March 4, 2004, under the laws of Malaysia. SEA provided majority of ASL’s purchases. The income generated was insufficient to finance its activities and 100% of its business is transacted with ASL. Therefore, it was considered to be a VIE and ASL is the primary beneficiary since it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Accordingly, the accounts of SEA is consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities were as follows:

	As of
	June 30, 2026	December 31, 2025

Current assets:
Cash	$256	$257
Total current assets	$256	$257

Current liabilities:
Other payables and accrued liabilities	$2,213	$1,631
Total current liabilities	$2,213	$1,631

Net deficit	$(1,957)	$(1,374)

The summarized operating results of the VIE’s are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Operating revenues	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-
Loss from operations	$(604)	$(42)	$(300)	$(328)
Net loss	$(604)	$(42)	$(300)	$(328)

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. DISCONTINUED OPERATIONS

On June 11, 2026, AATP LB disposed of its entire 60% equity interest in DSY Wellness to an independent third party pursuant to the board resolution obtained. Upon completion of the transaction, AATP LB ceased to have a controlling financial interest in DSY Wellness, and DSY Wellness was deconsolidated from the Company’s consolidated financial statements effective June 11, 2026. Following the disposal, the independent third party owns 100% of the equity interests in DSY Wellness.

The disposal of DSY Wellness met the criteria for discontinued operations under ASC 205-20. Accordingly, the operating results of DSY Wellness through June 11, 2026, together with the gain on disposal, have been presented as discontinued operations in the unaudited condensed consolidated financial statements of operations for the period ended June 30, 2026.

The carrying amount of the assets and liabilities of discontinued operations as of June 30, 2026 and December 31, 2025 consist of the following:

	As of
	June 30, 2026	December 31, 2025

Current assets:
Cash and cash equivalents	$5,208	$50,421
Account receivables, net	1,590	8,292
Amount due from related parties	148	494
Inventories	1,765	1,243
Prepaid taxes	28,081	24,510
Prepayments and deposits	2,663	4,806
Total current assets	$39,455	$89,766

Non-current assets:
Property and equipment, net	$7,935	$9,430
Intangible assets, net	7,376	9,470
Finance lease assets	49,570	58,109
Total non-current assets	$64,881	$77,009

Total assets of discontinued operations	$104,336	$166,775

Current liabilities:
Accounts payable	98,382	90,251
Accounts payable – related parties	43,820	48,522
Customer deposits	12,987	12,907
Other payables and accrued liabilities	2,081	26,128
Other payable – related parties	4,735	256
Finance lease liabilities, current	11,268	10,863
Total current liabilities	$173,273	$188,927

Non-current liabilities
Finance lease liabilities, non-current	55,424	61,468
Total non-current liabilities	$55,424	$61,468

Total liabilities of discontinued operations	$228,697	$250,395

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. DISCONTINUED OPERATIONS (Continued)

The summarized operating result of discontinued operations included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE	$95,404	$258,470	$347,474	$510,716

COST OF REVENUE	(39,560)	(114,898)	(148,514)	(232,640)

GROSS PROFIT	55,844	143,572	198,960	278,076

SELLING	(964)	(2,676)	(3,342)	(5,192)
COMMISSION	(45)	-	(517)	-
GENERAL AND ADMINISTRATIVE	(63,758)	(156,323)	(237,262)	(323,236)
TOTAL OPERATING EXPENSES	(64,767)	(158,999)	(241,121)	(328,428)

LOSS FROM OPERATIONS	(8,923)	(15,427)	(42,161)	(50,352)

OTHER INCOME
Other income, net	-	6	20	6
Interest income	9	-	9	-
TOTAL OTHER INCOME, NET	9	6	29	6

LOSS BEFORE INCOME TAXES	(8,914)	(15,421)	(42,132)	(50,346)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(8,914)	(15,421)	(42,132)	(50,346)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	74,760	-	74,760	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	65,846	(15,421)	32,628	(50,346)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,566)	(6,168)	(16,853)	(20,138)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO AGAPE ATP CORPORATION	$62,280	$(21,589)	$15,775	$(70,484)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING*	1,000,626	1,000,108	1,000,626	598,496

EARNINGS PER SHARE – DISCONTINUED OPERATIONS	$0.06	$(0.02)	$0.02	$(0.12)

*	Weighted average number of common shares outstanding have been adjusted on a retroactive basis to reflect 1-for-50 reverse stock split effective on February 20, 2026.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. DISCONTINUED OPERATIONS (Continued)

The summarized operating cash flows of discontinued operations included in the Company unaudited condensed consolidated statements of cash flows consist of the following:

	For the six months ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations	$(42,132)	$(50,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,486	1,593
Amortization of intangible assets	2,098	2,302
Amortization of finance lease assets	8,461	9,284
Allowance for credit loss	415	7,903
Changes in operating assets and liabilities:
Accounts receivables	7,792	(5,983)
Amount due from related parties	504	-
Inventories	(541)	52
Prepaid taxes	(3,777)	(8,122)
Prepayments and deposits	2,172	1,630
Other receivables	(151)	-
Accounts payable	8,766	20,301
Accounts payable – related parties	(4,580)	(2,496)
Customer deposits	95	(959)
Other payables and accrued liabilities	(25,834)	(159)
Other payables – related parties	4,589	(368)
Net cash used in operating activities from discontinued operations	(40,637)	(25,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(660)
Net cash used in investing activities from discontinued operations	-	(660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of finance lease liabilities	(5,421)	(4,563)
Net cash used in financing activities from discontinued operations	(5,421)	(4,563)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	845	2,041

DECREASE IN CASH AND CASH EQUIVALENTS	(45,213)	(28,550)

Cash and cash equivalents from discontinued operations, beginning of period	50,421	47,482

Cash and cash equivalents from discontinued operations, end of period	$5,208	$18,932

Income taxes paid from discontinued operations	3,777	8,122

5. CASH AND CASH EQUIVALENTS

As of June 30, 2026 and December 31, 2025, the Company has $45,480 and $89,651, respectively, of cash on hand and cash in banks placed with banks or other financial institutions. As of June 30, 2026 and December 31, 2025, $0 and $297 of these balances were not covered by deposit insurance, respectively.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. ACCOUNTS RECEIVABLE, NET

	As of
	June 30, 2026	December 31, 2025

Accounts receivable	$-	$4,023
Allowance for credit loss	-	-
Total accounts receivable, net	$-	$4,023

7. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2026	December 31, 2025
Finished goods	$21,678	$26,148
	21,678	26,148

For the three months ended June 30, 2026 and 2025, there were no inventory write-down nor write-off respectively. For the six months ended June 30, 2026 and 2025, there were no inventory write-down, however, there were inventory write-off amounted to $2,087 and $6,897, respectively.

8. PREPAYMENTS AND DEPOSITS, NET

	As of
	June 30, 2026	December 31, 2025

Prepaid expenses	$520,810	$560,662
Deposit for investment (1)	24,531,431	23,816,398
Deposits to suppliers	215,523	206,003
	25,267,764	24,583,063
Less: Allowance for credit loss – Prepaid expenses	(509,994)	(510,310)
Total	$24,757,770	$24,072,753

(1)	The Company entered into an entrusted investment agreement with Bi Cheng Investment Management Limited (“Bi Cheng”) on March 11, 2025, whereby Bi Cheng is responsible to identify and manage suitable investment opportunities on behalf of the Company. The deposit is refundable upon mutual agreement between the Company and Bi Cheng. Upon such agreement, the refund is expected to be made within two months.

Pursuant to the agreement, the Company remitted a deposit of CNY166,752,302, equivalent to $23,000,000 to Bi Cheng to be applied toward the cost of future investment, upon successful identification and execution of such an opportunity. As of the reporting date, due to the appreciation of the CNY, the deposit is valued at $24,531,431, and no investment has been finalized; hence, the funds remain unallocated to a specific investee.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PREPAYMENTS AND DEPOSITS, NET (Continued)

Movements of allowance for credit loss are as follows:

	As of
	June 30, 2026	December 31, 2025

Beginning balance	$510,310	$67,768
Addition	-	510,310
Write off	-	(71,051)
Exchange rate effect	(316)	3,283
Ending balance	$509,994	$510,310

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of
	June 30, 2026	December 31, 2025

Computer and office equipment	$84,194	$84,596
Furniture & fixtures	125,358	125,957
Motor vehicle	23,102	23,213
Leasehold improvements	207,945	208,939
Subtotal	440,599	442,705
Less: accumulated depreciation	(436,528)	(437,565)
Total	$4,071	$5,140

Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $494 and $3,097, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $1,069 and $14,883, respectively.

10. INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

	As of
	June 30, 2026	December 31, 2025

Computer software	$35,536	$35,536
Less: accumulated amortization	(35,536)	(35,535)
Total	$-	$1

Amortization expense for the three months ended June 30, 2026 and 2025 amounted to $1 and $9, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 amounted to $1 and $17, respectively.

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

(vi)	On December 9, 2020, the Company received dividend of 16,663 shares of common stock in DSwiss, Inc. for $83,315 at fair value of $5 per share from Greenpro Capital Corporation as result of its Spin-off of DSwiss, Inc.’s shares.

(vii)	On September 27, 2021, the Company received dividend of 11,665 shares of common stock in SEATech Ventures Corp. for $18,874 at fair value of $1.62 per share from Greenpro Capital Corp as a dividend income since Greenpro Capital Corp previously owned these shares.

	As of
	June 30, 2026	December 31, 2025
Fair value of investment in marketable securities at the beginning of period / year	$22,679	$13,737
Unrealized holding (loss) gain	(3,156)	8,953
Exchange rate effect	(174)	(11)
Fair value of investment in marketable securities at the end of period / year	$19,349	$22,679

12. INVESTMENT IN NON-MARKETABLE SECURITIES

(i)	On April 3, 2019, the Company purchased a 5% of stock or 15,000,000 shares of common stock in Phoenix Plus Corp. (a non-marketable security) for $1,500 at purchase price of $0.0001 per share. Phoenix Plus Corp. obtained approval for Depository Trust Company eligibility on April 26, 2022. Since the commencement of trading of common stock of Phoenix Plus Corp. on May 18, 2022, to July 16, 2024 there were only 12 days traded with number of shares of common stock ranging from 100 to 57,500. The Company deems there is an absence of a readily determinable fair value of the common stock of Phoenix Plus Corp. and has continued to value its investment in the company Phoenix Plus Corp. at cost.

(ii)	On July 2, 2024, the Company purchased 5% of stock or 15,000,000 shares of common stock with a par value of $0.0001 per share of Radiance Holdings Corp. at the consideration of the 15,000,000 shares of Phoenix Plus Corp held by the Company.

(iii)	On October 15, 2025, the Company disposed 5% of stock or 15,000,000 shares of common stock of Radiance Holdings Corp. at the consideration of $500.

	As of
Radiance Holdings Corp.	June 30, 2026	December 31, 2025
Cost of investment at the beginning of the period / year	$-	$1,500
Transfer from investment in marketable securities	-	(1,500)
Cost of investment at the end of the period / year	-	-

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CUSTOMER DEPOSITS

	As of
	June 30, 2026	December 31, 2025

Customer deposits – Non-refundable	$142,282	$155,392
Unexpired product coupons	26	304
Total	$142,308	$155,696

Customer deposits represent amounts advanced by customers on product orders and unexpired product coupons issued to the Company’s members and distributors of its network marketing business.

14. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of
	June 30, 2026	December 31, 2025

Professional fees	$124,072	$324,768
Promotion expenses	35,319	35,488
Payroll	5,866	6,307
Amounts held in eWallets	185,842	189,063
Tax penalty	30,000	30,000
Others	329,698	183,159
Total	$710,797	$768,785

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances

Amount due from related parties of continuing operations

			As of
Name of Related Party	Relationship	Nature	June 30, 2026	December 31, 2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$1,780	$1,849
Total			$1,780	$1,849

Amount due from related parties of discontinued operations

			As of
Name of Related Party	Relationship	Nature	June 30, 2026	December 31, 2025

DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	General expenses payment on behalf	$-	$494
Mr. Yap Foo Ching	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	General expenses payment on behalf	148	-
Total			$148	$494

Accounts payable – related parties of discontinued operations

			As of
Name of Related Party	Relationship	Nature	June 30, 2025	December 31, 2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$31,280	$37,642
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of DSY Beauty are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	-	998
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching, the director of DSY Wellness International Sdn Bhd is also a chairman of Institute of Complementary and Traditional Medicine.	Rental of diagnostic & medical equipment	12,540	9,882
Total			$43,820	$48,522

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party balances

Other payable - related parties of continuing operations

			As of
Name of Related Party	Relationship	Nature	June 30, 2026	December 31, 2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Prepayment of IT expenses	$2,459	$-
Ms. Low Mui Chin	Ms. Low Mui Chin, the director of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	-	5
Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Salary, Commission expense and borrowing from director	2,054,062	831,709
Total			$2,056,521	$831,714

Other payable - related parties of discontinued operations

			As of
Name of Related Party	Relationship	Nature	June 30, 2026	December 31, 2025

DSY Wellness & Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC.	Rental	$3,688	$-
CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	1,047	256
Total			$4,735	$256

Related party transactions

Purchases from continuing operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	$1,027	$10,000
Total purchases			$1,027	$10,000

Purchases from discontinued operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$32,682	$86,199
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	43	96
Total purchases			$32,725	$86,295

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Purchases from continuing operations

			For the six months ended June 30 ,
Name of Related Party	Relationship	Nature	2026	2025

Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Purchase of skin care and healthcare products	$2,745	$10,000
Total purchases			$2,745	$10,000

Purchases from discontinued operations

			For the six months ended June 30 ,
Name of Related Party	Relationship	Nature	2026	2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchases of products for the provision of complementary health therapies	$117,780	$172,026
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchases of beauty products	524	150
Institute of Complementary and Traditional Medicine (“ICTM”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also the chairman of ICTM	Rental of diagnostic & medical equipment	3,777	-
Total purchases			$122,081	$172,176

Other purchases from discontinued operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$1,072	$648
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	-
Total other purchases			$1,072	$648

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other purchases from discontinued operations

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

CTA Nutriceuticals (Asia) Sdn Bhd (“CTA”)	The directors and shareholders of CTA are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY International Wellness Sdn Bhd	Purchase of products for general use	$2,754	$2,129
SY Welltech Sdn Bhd (“Welltech”) (formerly known as DSY Beauty Sdn Bhd)	The directors and shareholders of Welltech are related parties to Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd	Purchase of products for general use	-	1,151
Total other purchases			$2,754	$3,280

Commission from continuing operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$188	$372
Total commission			$188	$372

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Commission from continuing operations

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

Mr. How Kok Choong	Mr. How Kok Choong, the CEO and director of the Company	Commission expense	$351	$766
Total commission			$351	$766

Other income from continuing operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	$227	$207
Total other income			$227	$207

Other income from continuing operations

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

Ando Design Sdn Bhd (“Ando”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of Ando	Rental income	$-	$230
TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	Rental income	453	414
Total other income			$453	$644

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. RELATED PARTY BALANCES AND TRANSACTIONS (Continued)

Related party transactions

Other expenses from continuing operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$16,014	$15,271
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	-	23,715
Total other expenses			$16,014	$38,986

Other expenses from discontinued operations

			For the three months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	$10,072	$27,629
Total other expenses			$10,072	$27,629

Other expenses from continuing operations

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

TH3 Holdings Sdn Bhd (“TH3”)	Mr. How Kok Choong, the CEO and director of the Company is also a director of TH3	IT support services fee	$32,821	$30,421
Cedar Wellness Sdn Bhd (“CW”)	The directors of CW are also the directors of Cedar ATPC Sdn Bhd	Payment on behalf for selling and event related expenses	2,213	23,715
Total other expenses			$35,034	$54,136

Other expenses from discontinued operations

			For the six months ended June 30,
Name of Related Party	Relationship	Nature	2026	2025

DSY Wellness and Longevity Center Sdn Bhd (“DSYWLC”)	Mr. Yap Foo Ching (Steve Yap), a director of DSY Wellness International Sdn Bhd is also a director of DSYWLC	Office rental expense	$30,217	$55,258
Total other expenses			$30,217	$55,258

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2026 and December 31, 2025, there were 200,000,000 preferred stocks authorized but none were issued and outstanding.

Common stock

Pursuant to the resolution passed at the board meeting on February 27, 2025, the Company is authorized to issue 46,000,000 shares of common stock at $0.0001 per share. On March 20, 2025, the Company issued 46,000,000 shares of common stock and received net cash proceeds of $23,000,000.

Pursuant to the approval obtained at the annual meeting on January 30, 2026, the Company is authorized to increase the common stock from 500,000,000 shares to 30,000,000,000 shares.

As of June 30, 2026 and December 31, 2025, there were 30,000,000,000 and 500,000,000 common stocks authorized; 1,000,626 shares issued and outstanding, respectively.

Share-based compensation

The Company has share-based compensation to the executive director. The share-based compensation expense is recorded in general and administrative expenses. The value of the share is $5,000 a month and the number of share to issue is based on the average market price of the month. The Company will issue the share on half yearly basis.

As of June 30, 2026 and December 31, 2025, there were 0 and 759 shares issued respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

17. NON-CONTROLLING INTEREST

The Company’s non-controlling interest consists of the following:

	As of
	June 30, 2026	December 31, 2025
DSY Wellness:
Paid-in capital	$97	$97
Retained loss	(47,805)	(30,952)
Accumulated other comprehensive expense	(2,037)	(2,593)
Elimination of NCI upon disposal of subsidiary	49,745	-
Total	$-	$(33,448)

18. INCOME TAXES EXPENSES

The United States and foreign components of income (loss) before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Tax jurisdictions from:
Local – United States	$11,878	$(464,759)	$(61,118)	$(939,004)
Foreign – Malaysia	89,522	(150,084)	(153,893)	(351,637)
Foreign – China	(911)	(81)	(2,124)	(205)
Foreign – Hong Kong	(16,898)	7,099	(6,962)	5,027
Profit (loss) before income tax	$83,591	$(607,825)	$(224,097)	$(1,285,819)

Income tax expense consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Current:
- Local	$-	$-	$-	$-
- Foreign	-	-	-	-

Deferred:
- Local	-	-	-	-
- Foreign	-	-	-	-
Income tax expense	$-	$-	$-	$-

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

For the three and six months ended June 30, 2026 and 2025, the Company’s foreign subsidiaries did not generate any income that are subject to Subpart F tax and GILTI tax.

As of June 30, 2026 and December 31, 2025, the operations in the United States of America incurred approximately $5,364,000 and $5,303,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income or Subpart F and GILTI taxes. These balances can be carried forward indefinitely. The deferred tax valuation allowance as of June 30, 2026 and December 31, 2025 were approximately $901,000 and $1,120,000, respectively.

Malaysia

Agape ATP Corporation, Agape Superior Living Sdn Bhd, Agape S.E.A Sdn Bhd., Cedar ATPC Sdn Bhd., ATPC Green Energy Sdn Bhd and OIE ATPC Exim (M) Sdn Bhd. are governed by the income taxes laws of Malaysia and the income taxes provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Income Tax Act of Malaysia, enterprises that incorporated in Malaysia are usually subject to a unified 24% enterprise income taxes rate while preferential tax rates, tax holidays and even tax exemption may be granted on case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of RM 2,500,000 or less) is 15% for the first RM 150,000 (or approximately $37,500), 17% for the subsequent RM 150,000 to RM 600,000 (or approximately $37,500 to $150,000) and 24% for the remaining balance for three months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the operations in Malaysia incurred approximately $4,644,000 and $4,513,000, respectively, of cumulative net operating losses (“NOL”) which can be carried forward to offset future taxable income. Approximately $865,000, $967,000, $1,378,000, $647,000, $655,000 and $131,000 of the net operating loss carry forwards will expire in 2031, 2032, 2033, 2034, 2035 and 2036, respectively, if unutilized. The deferred tax valuation allowance as of June 30, 2026 and December 31, 2025 were approximately $1,085,000 and $1,062,000, respectively.

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

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

18. INCOME TAXES EXPENSES (Continued)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of
	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carry forwards in U.S.	$901,226	$1,120,114
Net operating loss carry forwards in Malaysia	1,086,065	1,060,348
Deferred tax liabilities from temporary difference for property and equipment in Malaysia	(1,689)	(1,325)
Unabsorbed capital allowance carry forward in Malaysia	458	3,327
Less: valuation allowance	(1,986,060)	(2,182,464)
Deferred tax assets, net	$-	$-

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties tax for the three and six months ended June 30, 2065 and 2025.

19. CONCENTRATIONS OF RISKS

(a) Major customers

For the three months ended June 30, 2026, three individuals accounted for approximately 12.9%, 14.7% and 14.7% and of the Company’s total revenues and one company accounted for approximately 65.4% of the Company’s total revenues for the three months ended June 30, 2025.

For the six months ended June 30, 2026, no customer accounted for 10% or more of the Company’s total revenues and one company accounted for 55.5% of the Company’s total revenues for the six months ended June 30, 2025.

As of June 30, 2026, the Company had no accounts receivable. As of December 31, 2025, two customers accounted for 40.0% and 23.3% of the Company’s balance of accounts receivable.

(b) Major vendors

For the three months ended June 30, 2026, two vendors accounted for 47.1% and 52.9% of the Company’s total purchases. For the three months ended June 30, 2025, one vendor accounted for approximately 95.7% of the Company’s total purchases.

For the six months ended June 30, 2026, two vendors accounted for 38.0% and 62.0% of the Company’s total purchases. For the six months ended June 30, 2025, one vendor accounted for approximately 92.1% of the Company’s total purchases.

As of June 30, 2026 and December 31, 2025, the Company had no accounts payable.

AGAPE ATP CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

19. CONCENTRATIONS OF RISKS (Continued)

(c) Commission Expenses to Sales Distributors and Stockists

Three sales distributors accounted for 25.8%, 17.8% and 13.6% of the Company’s commission expense for the three months ended June 30, 2026. Two sales distributors accounted for 35.7% and 22.3% of the Company’s commission expense for the three months ended June 30, 2025

For the six months ended June 30, 2026, three sales distributors accounted for 23.5%, 16.9% and 12.7% of the Company’s commission expense. For the six months ended June 30, 2025, two sales distributors accounted for 26.2% and 14.9% of the Company’s commission expense.

(d) Credit risk

As of June 30, 2026, the Company has entrusted Bi Cheng Investment Limited (“Bi Cheng”), a company incorporated and based in the People’s Republic of China (“PRC”) to manage a significant portion of its liquid assets, totaling approximately $24,531,431 (approximately 98.0% of total assets). These funds are maintained in accounts controlled by Bi Cheng in the PRC.

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

No allowance for credit loss was recorded as of June 30, 2026, as management believes that the risk of loss is not probable based on current information. However, the Company continues to monitor developments and may revise its assessment should conditions materially change.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2026, and December 31, 2025, $45,480 and $89,651 were deposited with financial institutions, respectively and $0 and $297 of these balances were not covered by deposit insurance, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

Components of Leases	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Operating lease cost	$36,985	$41,629	$86,155	$81,838

Amortization of finance lease asset	$6,719	$6,287	$13,518	$12,360
Interest on finance lease liabilities	$550	$660	$1,146	$1,331

Components of leases	As of June 30, 2026	As of December 31, 2025

Weighted average remaining lease term (years)
Operating lease	0.45	0.75
Finance lease	3.00	3.50

Weighted average discount rate
Operating lease	5.21%	5.37%
Finance lease	4.42%	4.42%

The five-year maturity of the Company’s operating lease liabilities is as follow:

Twelve Months Ending June 30,	Operating lease liabilities	Finance lease liabilities

2027	$14,091	$16,494
2028	1,328	16,494
2029	-	16,494
Thereafter	-	1,373
Total lease payments	15,419	50,855
Less: interest	(263)	(3,330)
Present value of lease liabilities	$15,156	$47,525

The Company also leases one shophouse with an expiring term of twelve months or less, which were classified as operation leases. Since the lease terms for these leases were twelve months or less, a lessee is permitted to elect not to recognize lease assets and liabilities. The Company has elected not to recognize lease assets and liabilities on these leases. As of June 30, 2026, the Company’s commitment for minimum lease payment under these operating leases within the next twelve months were $23,616.

Short term lease cost for the three months ended June 30, 2026 and 2025 was $12,368 and $2,241, respectively. For the six months ended June 30, 2026 and 2025, the short term lease cost was $14,800 and $4,006, respectively.

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

Skin care and health segment includes skin care and health products.

Green energy segment includes providing renewable energy products, technical solutions, installations and maintenance services.

Wellness segment includes the provision of wellness products and health solution advisory services, has been discontinued and is classified as discontinued operations.

Operating results by segment include costs or expenses that are directly attributable to each segment, and costs or expenses that are leveraged across our unified architecture and therefore allocated between the two segments.

The table below presents details of our reporting segments – Continuing Operations:

	For the three months ended June 30, 2026
	Skin care and Health	Green Energy	Unallocated Expenses	Total

Revenues	$13,693	$-	$-	$13,693

Operating (loss) gain	$(162,360)	$(1,132)	$321,843	$158,351

Total assets	$326,826	$71,948	$24,626,646	$25,025,420

	For the three months ended June 30, 2025
	Skin care and Health	Green Energy	Unallocated Expenses	Total

Revenues	$71,595	$135,434	$-	$207,029

Operating (loss) gain	$(150,931)	$2,305	$(459,199)	$(607,825)

Total assets	$547,448	$90,727	$23,936,561	$24,574,736

	For the six months ended June 30, 2026
	Skin care and Health	Green Energy	Unallocated Expenses	Total

Revenues	$35,281	$-	$-	$35,281

Operating (loss) gain	$(156,616)	$5,701	$1,578	$(149,337)

Total assets	$326,826	$71,948	$24,626,646	$25,025,420

	For the six months ended June 30, 2025
	Skin care and Health	Green Energy	Unallocated Expenses	Total

Revenues	$106,821	$136,999	$-	$243,820

Operating (loss) gain	$(350,595)	$1,863	$(937,087)	$(1,285,819)

Total assets	$547,448	$90,727	$23,936,561	$24,574,736

The table below presents details of our wellness reporting segments – Discontinued operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$95,404	$258,470	$347,474	$510,716

Operating loss	$(8,914)	$(15,421)	$(42,131)	$(50,346)

Total assets	$104,336	$144,896	$104,336	$144,896

The “Unallocated Expenses” category comprises corporate headquarter operations and one minor business components.

23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of this unaudited condensed consolidated financial statements, and did not identify any events with material financial impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 13, 2026 for the year ended December 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

On November 11, 2021, AATP LB formed an entity, DSY Wellness International Sdn. Bhd. (“DSY Wellness”) with an independent third party which AATP LB owns 60% of the equity interest, to pursue the business of providing complementary health therapies. On June 11, 2026, AATP LB disposed its 60% equity interest in DSY Wellness to the same independent third party pursuant to the board resolution.

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

Results of Operation

For the three months ended June 30, 2026 and 2025

Revenue

We generated revenue of $13,693, which comprised revenue from the Company’s network marketing business of $7,996 (approximately 58.4% of revenue); $5,697 from skin care and healthcare products (approximately 41.6% of revenue) and no revenue from the operation in green energy for the three months ended June 30, 2026 as compared to $207,029, which comprised revenue from the Company’s network marketing business of $16,149 (approximately 7.8% of revenue); $55,446 from skin care and healthcare products (approximately 26.8% of revenue) and $135,434 from the operation in green energy (approximately 65.4% of revenue) for the three months ended June 30, 2025. Revenue from the Company’s network marketing business decreased by $8,153, or approximately 50.5%. Revenue from the Company’s operations in wellness and wellbeing lifestyle decreased by $49,749 or approximately 89.7% and the revenue from the operation in green energy decreased by $135,434 or 100% to $0. Total revenue decreased significantly by $193,336 or approximately 93.4%.

The decrease in revenue from the Company’s network marketing business was primarily due to limited product range available for sale compared to the prior year period. The decrease in revenue from the Company’s wellness and wellbeing lifestyle business was due to fewer wellness-related activities and programs conducted during the period, resulting in lower sales. The decrease in revenue from the Company’s operation in green energy was due to the Company did not secure any new projects during the current period.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2026 amounted to $1,923 as compared to $141,661 for the three months ended June 30, 2025, a significant decrease of $139,738, or approximately 98.6%. The decrease was due to the declined in cost of revenue in the Company’s operations in wellness and wellbeing lifestyle and operation in green energy.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the three months ended June 30, 2026 amounted to $11,770, represented a gross margin of approximately 86.0% as compared to $65,368 for the three months ended June 30, 2025, equivalent to a gross margin of approximately 31.6%. The significant increase in gross margin was due to the Company’s network marketing business contribute higher gross profit margin as compared to Company’s operations in wellness and wellbeing lifestyle and operation in green energy.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses and general and administrative expenses (as defined below). Total operating expenses were $562,745 for the three months ended June 30, 2026, decreased by $124,157 or approximately 18.1% from $686,902 for the three months ended June 30, 2025.

Selling expenses

Selling expenses for the three months ended June 30, 2026 amounted to $30,315 as compared to $59,863 for the three months ended June 30, 2025, a decrease of $29,548, or approximately 49.4%. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $3,397 and $16,019 for the three months ended June 30, 2026 and 2025, respectively, a significant decrease of $12,622, or approximately 78.8%. The Company pays commission in the Company’s network marketing business and the operation in wellness and wellbeing lifestyle. The decrease in commission expenses was due to the decline in revenue of network marketing business and the operation in wellness and wellbeing lifestyle.

General and administrative expenses (“G&A Expenses”)

G&A expenses for the three months ended June 30, 2026 amounted to $529,033, as compared to $611,020 for the three months ended June 30, 2025, a decrease of $81,987, or approximately 13.4%. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses. The decrease in G&A expenses was mainly due fewer activities in the operation in wellness and wellbeing lifestyle.

Other Income (Expenses), Net

For the three months ended June 30, 2026, the Company recorded an amount of $634,566 as other income, net, as compared to $13,709 other income, net, for the three months ended June 30, 2025, represented an increase of $620,857, or approximately 4,528.8%.

The net other income of $634,566 generated during the three months ended June 30, 2026 comprised of other income, net of $3,113, unrealized holding loss on marketable securities of $15,387, gain on disposal of assets of $1,813 and foreign currency exchange gain of $645,027.

The net other income of $13,709 generated during the three months ended June 30, 2025 comprised of other income, net of $6,381, interest income of $153, unrealized holding gain on marketable securities of $7,748 and foreign currency exchange loss of $573.

Income Tax (Expense) Credit

The Company did not generate taxable income and recorded $0 provision for income taxes for the three months ended June 30, 2026 and 2025, respectively.

Net Loss

Net gain increased by $772,683 from net loss of $623,246 for the three months ended June 30, 2025 to net gain of $149,437 for the three months ended June 30, 2026, mainly due to reasons as discussed above.

For the six months ended June 30, 2026 and 2025

Revenue

We generated revenue of $35,281, which comprised revenue from the Company’s network marketing business of $20,327 (approximately 57.6% of revenue); $14,954 (approximately 42.4% of revenue) from skin care and healthcare products and no revenue from the operation in green energy for the six months ended June 30, 2026 as compared to $243,820, which comprised revenue from the Company’s network marketing business of $42,696 (approximately 17.5% of revenue); $64,125 from skin care and healthcare products (approximately 26.3% of revenue) and $136,999 from the operation in green energy (approximately 56.2% of revenue) for the six months ended June 30, 2025. Revenue from the Company’s network marketing business decreased by $22,369, or approximately 52.4%. Revenue from the Company’s operations in wellness and wellbeing lifestyle decreased significantly by $49,171 or approximately 76.7% and the revenue from the operation in green energy decreased by $136,999 or approximately 100% to $0. Total revenue significantly decreased by $208,539 or approximately 85.5%.

The decrease in revenue from the Company’s network marketing business was primarily due to limited product range available for sale compared to the prior year period. The decrease in revenue from the Company’s skin care and healthcare products was due to fewer wellness-related activities and programs conducted during the period, resulting in lower sales. The decrease in revenue from the Company’s operation in green energy was due to the Company did not secure any new projects during the current period.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2026 amounted to $7,218 as compared to $156,670 for the six months ended June 30, 2025, a significant decrease of $149,452, or approximately 95.4%.

The decrease was due to the declined in cost of revenue in the Company’s operations in wellness and wellbeing lifestyle and operation in green energy.

Cost of revenue typically comprise of freight-in, cost of goods purchased, packing materials and services acquired.

Gross Profit

Gross profit for the six months ended June 30, 2026, amounted to $28,063, represented a gross margin of approximately 79.5% as compared to $87,150 for the six months ended June 30, 2025, equivalent to a gross margin of approximately 35.7%. The increase in gross margin was due to the Company’s network marketing business contribute higher gross profit margin as compared to Company’s operations in wellness and wellbeing lifestyle and operation in green energy.

Operating Expenses

Our operating expenses consist of selling expenses, commission expenses, general and administrative expenses. Total operating expenses were $1,223,172 for the six months ended June 30, 2026, decreased by $170,991 or approximately 12.3% from $1,394,163 for the six months ended June 30, 2025.

Selling expenses

Selling expenses for the six months ended June 30, 2026 amounted to $65,087 as compared to $120,399 for the six months ended June 30, 2025, a decrease of $55,312, or approximately 45.9%, mainly due to the decrease in advertisement cost and marketing event related expenses. The Company’s selling expenses typically comprise of salaries and benefits expenses, credit card processing fees, advertisement and promotional expenses.

Commission expenses

Commission expenses were $7,845 and $23,964 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $16,119, or approximately 67.3%. The Company pays commission in the Company’s network marketing business and the operation in wellness and wellbeing lifestyle. The decrease in commission expenses was due to the decline in revenue of network marketing business and the operation in wellness and wellbeing lifestyle.

General and administrative expenses (“G&A expenses”)

G&A expenses for the six months ended June 30, 2026 amounted to $1,150,240, as compared to $1,249,800 for the six months ended June 30, 2025, a decrease of $99,560, or approximately 8.0%. The decrease in G&A expenses was due to fewer activities in the operation in wellness and wellbeing lifestyle. The Company’s G&A expenses typically comprise of salaries and benefits expenses, rental expenses, professional expenses, depreciation expenses and other expenses.

Other Income (Expenses), Net

For the six months ended June 30, 2026, the Company recorded an amount of $971,012 as other income, net, as compared to $21,194 for the six months ended June 30, 2025, represented a significant increase of $949,818 or approximately 4,481.5%.

The net other income of $971,012 generated during the six months ended June 30, 2026 comprised of other income, net of $4,869, unrealized holding loss on marketable securities of $3,155, foreign currency exchange gain of $967,485 and gain on disposal of assets of $1,813. The net other income of $21,194 generated during the six months ended June 30, 2025 comprised of other income, net of $11,996, interest income of $3,416, unrealized holding gain on marketable securities of $6,652 and foreign currency exchange loss of $870.

Income Tax Expense (Credit)

The Company did not generate taxable income and recorded $0 provision for income taxes for the six months ended June 30, 2026 and 2025, respectively.

Net Loss

Net loss decreased by $1,144,696 from net loss of $1,336,165 for the six months ended June 30, 2025 to net loss of $191,469 for the six months ended June 30, 2026, mainly due to reasons as discussed above.

Liquidity and Capital Resources

As of June 30, 2026, the Company had working capital of $21,895,248 consisting of cash and cash in bank of $45,480 as compared to working capital of $22,236,994 consisted of cash and cash in bank of $89,651 as of December 31, 2025. The Company had a net loss of $191,469 for the six months ended June 30, 2026 and accumulated deficits of $11,972,452 as of June 30, 2026 as compared to net loss of $2,307,607 for the year ended December 31, 2025 and accumulated deficits of $11,797,836 as of December 31, 2025.

The Company’s liquidity remains subject to substantial doubt regarding its ability to continue as a going concern. Although the Company had current assets of $24,834,565 as of June 30, 2026, substantially all of these assets consisted of $24,531,431 deposit paid to Bi Cheng Investment Management Limited to identify and manage investment opportunities, for which no investment had been identified as of the reporting date. Management intends to improve liquidity by increasing revenue, controlling operating costs and expenses, obtaining additional financing, and pursuing new investment opportunities. However, there can be no assurance that these plans will be successfully implemented or that they will generate sufficient cash flows to support the Company’s operations.

The following summarizes the key components of our cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025

Net cash used in operating activities from continuing operations	$(464,451)	$(1,922,964)
Net cash used in operating activities from discontinued operations	(40,637)	(25,368)
Net cash used in investing activities from continuing operations	144	(23,000,000)
Net cash used in investing activities from discontinued operations	-	(660)
Net cash provided by (used in) financing activities from continuing operations	419,466	23,120,241
Net cash provided by (used in) financing activities from discontinued operations	(5,421)	(4,563)
Effect of exchange rate on cash and cash equivalents	1,515	9,044
Net change in cash and cash equivalents	$(89,384)	$(1,824,270)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was $505,088, comprised of net loss of $149,337 from continuing operations and net loss of $42,132 from discontinued operations, unrealized exchange gain of $974,569, gain on disposal of discontinued operations of $74,760, gain on disposal of assets of $1,813, the increase in prepaid taxes of $587, the decrease in account payable (including related parties) $30, the decrease in customer deposits of $14,938, the payment of operating lease liabilities of $88,993 and the net cash used in discontinued operations of $40,637. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $1,070, amortization of finance assets of $13,518, amortization of operating right-of-use assets of $88,593, unrealized holding loss on marketable securities of $3,155, inventory write off of $2,087, the decrease in accounts receivables of $4,752, the decrease in other receivables from related parties of $61, the decrease in inventories of $2,364, the decrease in prepayments and deposits of $29,437, the decrease in other receivables of $30, the increase in other payables (including related parties) and accrued liabilities of $47,080 and the increase in amount due to directors of $648,651.

Net cash used in operating activities for the six months ended June 30, 2025 was $1,948,332, comprised of net loss of $1,285,819 from continuing operations and net loss of $50,346 from discontinued operations, unrealized holding gain on marketable securities of $6,652, the increase in prepayments and deposits of $631,794, the decrease in account payable (including related parties) $41,996, the decrease in customer deposits of $6,533, the payment of operating lease liabilities of $76,876, the decrease in other payables (including related parties) and accrued liabilities of $125,847 and the net cash used in discontinued operations of $25,368. The net cash used in operating activities was mainly offset by non-cash depreciation and amortization expense of $14,900, amortization of finance assets of $12,360, amortization of operating right-of-use assets of $76,465, inventory write off of $6,897, the decrease in accounts receivables of $31,462, the decrease in other receivables from related parties of $1,626, the decrease in inventories of $5,034, the decrease in other receivables of $2,517, and the increase in amount due to directors of $101,292.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $144, which was from the proceeds of disposal of subsidiary.

Net cash used in investing activities for the six months ended June 30, 2025 was $23,000,660, which comprised of $23,000,000 for advances for investment and $660 from discontinued operations.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $414,045, consisted of the advance from director of $499,893, payment of finance lease liability of $7,299, payment of deferred offering costs of $73,128 and net cash used of $5,421 from discontinued operations.

Net cash provided by financing activities for the six months ended June 30, 2025 was $23,115,678, consisted of the proceeds from issuance of common stock for $23,000,000, reduction of finance lease liability of $6,392, advance from director of $126,633 and net cash used of $4,563 from discontinued operations.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Estimated allowance for inventories obsolescence

Management reviews inventory on hand for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on the review, the Company records inventory write-downs, when necessary, when costs exceed expected net realizable value. For the six months ended June 30, 2026 and 2025, there were no inventory write-down; and $2,087 and $6,897 inventory write-off respectively.

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

As of June 30, 2026 and December 31, 2025, the carrying amounts of operating right-of-use assets amounted to $15,108 and $102,101, respectively, and property, plant and equipment amounted to $4,071 and $5,140, respectively. No impairment losses on operating right-of-use assets and property, plant and equipment were recognized as of June 30, 2026 and December 31, 2025.

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

In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818)”. This ASU creates ASC Topic 818 to establish a comprehensive framework for accounting and reporting related to environmental credits (such as emissions allowances, renewable energy certificates, and carbon offsets) and environmental credit obligations (ECO). Under ASC Topic 818, environmental credits are recognized as assets at cost based on their intended use, while costs for non-qualifying or voluntary credits are expensed as incurred. ECO liabilities are recognized when probable and measured on a gross basis using the carrying amount of credits held for the funded portion and fair value (or expected settlement cost) for the unfunded portion. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting of this ASU.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

As of June 30, 2026, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended June 30, 2026 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

Date: August 14, 2026
	By:	/s/ How Kok Choong
	Title:	Chief Executive Officer, President, Director, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGAPE ATP CORPORATION
(Name of Registrant)

Date: August 14, 2026
	By:	/s/ LEE Kam-Fan, Andrew
	Title:	Chief Financial Officer,

